Form 10-Q
period 2014-03-31
Enable Midstream Partners, LP
filed 2014-05-15
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission File No. ______
 _______________________________________
ENABLE MIDSTREAM PARTNERS, LP
(Exact name of registrant as specified in its charter)
 _______________________________________

Delaware	72-1252419
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Leadership Square
211 North Robinson Avenue
Suite 950
Oklahoma City, Oklahoma 73102
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code: (405) 525-7788
 _______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At May 1, 2014, there were 207,851,430 common units and 207,855,430 subordinated units outstanding.

The information contained in this report relates to periods that ended prior to the completion of Enable Midstream Partners, LP's initial public offering. Consequently, the unaudited condensed combined and consolidated financial statements and related discussion of financial condition and results of operations contained in this report do not reflect the effects of the initial public offering. Our results may have differed from these results had our initial public offering occurred prior to the periods presented.

ENABLE MIDSTREAM PARTNERS, LP
FORM 10-Q

i

GLOSSARY

Adjusted EBITDA.
Net income from continuing operations before interest expense, income tax expense, depreciation and amortization expense and certain other items management believes affect the comparability of operating results.

ArcLight.
ArcLight Capital Partners, LLC, a Delaware limited liability company, its affiliated entities ArcLight Energy Partners Fund V, L.P., ArcLight Energy Partners Fund IV, L.P., Bronco Midstream Partners, L.P., Bronco Midstream Infrastructure LLC and Enogex Holdings LLC, and their respective general partners and subsidiaries.

Barrel.	42 U.S. gallons of petroleum products.
Bbl.	Barrel.
Bcf/d.	Billion cubic feet per day.
Btu.
British thermal unit. When used in terms of volume, Btu refers to the amount of natural gas required to raise the temperature of one pound of water by one degree Fahrenheit at one atmospheric pressure.

CenterPoint Energy.	CenterPoint Energy, Inc., a Texas corporation, and its subsidiaries, other than Enable Midstream Partners, LP.
Condensate.	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
EGT.
Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 5,984-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas.

Enable GP.	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable Midstream Partners, LP.
Enable Oklahoma.
Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates a 2,289-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

Enogex.	Enogex LLC, a Delaware limited liability company.
Exchange Act.	Securities Exchange Act of 1934, as amended.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Generally accepted accounting principles in the United States.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
General partner.	Enable GP, LLC, a Delaware limited liability company, the general partner of Enable Midstream Partners, LP.
Gross margin.	Total revenues minus cost of goods sold, excluding depreciation and amortization.
LIBOR.	London Interbank Offered Rate.
MBbl/d.	Thousand barrels per day.
MFA.	Master Formation Agreement dated March 14, 2013.
MRT.
Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 1,663-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.

NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.
NYMEX.	New York Mercantile Exchange.
Offering.	Initial public offering of Enable Midstream Partners, LP.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries, other than Enable Midstream Partners, LP.
Partnership.	Enable Midstream Partners, LP.
Prospectus.	The prospectus related to the Offering dated April 10, 2014 as filed with the Securities and Exchange Commission on April 11, 2014.
SEC.	Securities and Exchange Commission.

Securities Act.	Securities Act of 1933, as amended.
SESH.	Southeast Supply Header System, LLC, in which the Partnership owns a 24.95% interest at March 31, 2014.
TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
WTI.	West Texas Intermediate.

FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “could,” “will,” “should,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report include our expectations of plans, strategies, objectives, growth and anticipated financial and operational performance, including revenue projections, capital expenditures and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in the Prospectus. Those risk factors and other factors noted throughout this report and in the Prospectus could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the demand for natural gas, NGLs, crude oil and midstream services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas, NGLs, crude oil and midstream products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices;

•	the suspension, reduction or termination of our customers’ obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;

•	the effects of future litigation; and

•	other factors set forth in this report and our other filings with the SEC, including the Prospectus.
Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 7))	$1,002	$261
Cost of Goods Sold, excluding depreciation and amortization (including expenses from affiliates (Note 7))	633	45
Operating Expenses:
Operation and maintenance (including expenses from affiliates (Note 7))	126	69
Depreciation and amortization	67	30
Taxes other than income taxes	14	9
Total Operating Expenses	207	108
Operating Income	162	108
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 7))	(14)	(24)
Equity in earnings of equity method affiliates	3	5
Interest income—affiliated companies	—	7
Total Other Income (Expense)	(11)	(12)
Income Before Income Taxes	151	96
Income tax expense	1	37
Net Income	$150	$59
Less: Net income attributable to noncontrolling interest	1	—
Net Income attributable to Enable Midstream Partners, LP	$149	$59
Limited partners' interest in net income attributable to Enable Midstream Partners, LP (Note 1)	$149	—
Number of outstanding limited partner units (Note 1)	390	—
Basic and diluted earnings per limited partner unit (Note 1)	$0.38	—

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net income	$150	$59
Other comprehensive income	—	—
Comprehensive income	150	59
Less: Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive income attributable to Enable Midstream Partners, LP	$149	$59

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In millions)
Current Assets:
Cash and cash equivalents	$12	$108
Accounts receivable	365	306
Accounts receivable—affiliated companies	21	28
Inventory	64	83
Gas imbalances	25	10
Other current assets	13	14
Total current assets	500	549
Property, Plant and Equipment:
Property, plant and equipment	9,781	9,655
Less accumulated depreciation and amortization	721	665
Property, plant and equipment, net	9,060	8,990
Other Assets:
Intangible assets, net	376	383
Goodwill	1,068	1,068
Investment in equity method affiliates	199	198
Other	55	44
Total other assets	1,698	1,693
Total Assets	$11,258	$11,232
Current Liabilities:
Accounts payable	$284	$400
Accounts payable—affiliated companies	40	40
Current portion of long-term debt	202	204
Notes payable—commercial paper	433	—
Taxes accrued	25	20
Gas imbalances	22	13
Other	33	43
Total current liabilities	1,039	720
Other Liabilities:
Accumulated deferred income taxes, net	8	8
Notes payable—affiliated companies	363	363
Regulatory liabilities	16	16
Other	33	28
Total other liabilities	420	415
Long-Term Debt	1,582	1,916
Commitments and Contingencies (Note 8)
Partners’ Capital:
Enable Midstream Partners, LP Partners’ Capital	8,183	8,148
Noncontrolling interest	34	33
Total Partners’ Capital	8,217	8,181
Total Liabilities and Partners’ Capital	$11,258	$11,232

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In millions)
Cash Flows from Operating Activities:
Net income	$150	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	30
Deferred income taxes	—	37
Equity in earnings of equity method affiliates, net of distributions	—	4
Amortization of debt costs and discount (premium)	(3)	—
Changes in other assets and liabilities:
Accounts receivable, net	(59)	1
Accounts receivable—affiliated companies	7	(26)
Inventory	19	1
Gas imbalance assets	(15)	—
Income taxes receivable	—	16
Other current assets	1	8
Other assets	(9)	(1)
Accounts payable	(61)	(24)
Accounts payable—affiliated companies	—	26
Gas imbalance liabilities	9	—
Other current liabilities	(5)	—
Other liabilities	5	(8)
Net cash provided by operating activities	106	123
Cash Flows from Investing Activities:
Capital expenditures	(149)	(45)
Increase in notes receivable—affiliated companies	—	(19)
Other, net	—	(3)
Net cash provided by (used in) investing activities	(149)	(67)
Cash Flows from Financing Activities:
Repayment of short term borrowing	(40)	—
Proceeds from revolving credit facility	115	—
Repayment of revolving credit facility	(447)	—
Increase in notes payable—commercial paper	433	—
Decrease of notes payable—affiliated companies	—	(53)
Distributions to partners	(114)	—
Net cash provided by (used in) financing activities	(53)	(53)
Net Increase in Cash and Cash Equivalents	(96)	3
Cash and Cash Equivalents at Beginning of Period	108	—
Cash and Cash Equivalents at End of Period	$12	$3

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$15	$24
Income taxes (refunds), net	—	(11)
Non-cash transactions:
Accounts payable related to capital expenditures	17	21

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF
ENABLE MIDSTREAM PARTNERS, LP PARENT NET EQUITY AND PARTNERS’ CAPITAL
(Unaudited)

	Partners’ Capital		Parent Net Investment	Accumulated Other Comprehensive Loss	Total Enable Midstream Partners, LP Partners’ Capital	Noncontrolling Interest	Total Partners’ Capital
	Units	Value	Value	Value	Value	Value	Value
	(In millions)
Balance as of December 31, 2012	—	$—	$3,221	$(6)	$3,215	$6	$3,221
Net income	—	—	59	—	59	—	59
Balance as of March 31, 2013	—	$—	$3,280	$(6)	$3,274	$6	$3,280

Balance as of December 31, 2013	390	$8,148	$—	$—	$8,148	$33	$8,181
Net income	—	149	—	—	149	1	150
Distributions to partners	—	(114)	—	—	(114)	—	(114)
Balance as of March 31, 2014	390	$8,183	$—	$—	$8,183	$34	$8,217

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a Delaware limited partnership formed on May 1, 2013 by CenterPoint Energy, Inc. (CenterPoint Energy), OGE Energy Corp. (OGE Energy) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to the terms of the MFA. The Partnership is a large-scale, growth-oriented limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. The Partnership’s assets and operations are organized into two business segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers. The natural gas gathering and processing assets are strategically located in four states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex basins. This segment also includes an emerging crude oil gathering business in the Bakken shale formation, principally located in the Williston basin. The natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

As of March 31, 2014, CenterPoint Energy, OGE Energy and ArcLight held approximately 58.3%, 28.5% and 13.2%, respectively, of the limited partner interests in the Partnership. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s General Partner on an annual or continuing basis and may not remove the Partnership’s General Partner without at least 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and General Partner and its affiliates, voting together as a single class.

The Partnership is controlled equally by CenterPoint Energy and OGE Energy, who each have 50% of the management rights of the General Partner. The General Partner was established by CenterPoint Energy and OGE Energy to govern the Partnership and has no other operating activities. The General Partner is governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy and OGE Energy, along with board members CenterPoint Energy and OGE Energy mutually agreed to appoint. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, CenterPoint Energy and OGE Energy deconsolidated their interests in the Partnership and Enogex, respectively.

CenterPoint Energy and OGE Energy also own a 40% and 60% interest, respectively, in the incentive distribution rights held by the General Partner. Prior to the Offering of the Partnership, ArcLight had protective approval rights over certain material activities of the Partnership, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties and acquiring, pledging or disposing of certain material assets.

Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are no longer subject to income tax (other than Texas state margin taxes) and are taxable at the individual partner level. As a result of the conversion to a partnership immediately prior to formation, CenterPoint Energy assumed all outstanding current income tax liabilities and the Partnership derecognized the deferred income tax assets and liabilities by recording an income tax benefit of $1.24 billion. Consequently, the Combined and Consolidated Statements of Income do not include an income tax provision on income earned on or after May 1, 2013 (other than Texas state margin taxes). See Note 9 for further discussion of the Partnership’s income taxes.
Prior to May 1, 2013, the financial statements of the Partnership include EGT, MRT and the non-rate regulated natural gas gathering, processing and treating operations, which were under common control by CenterPoint Energy, and a 50% interest in SESH. Through the Partnership's formation on May 1, 2013, CenterPoint Energy retained certain assets and liabilities and related balances in accumulated other comprehensive loss, historically held by the Partnership, such as certain notes payable—affiliated companies to CenterPoint Energy and benefit plan obligations. Additionally, the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy, subject to future acquisition by the Partnership through put and call options discussed in Note 4. On May 1, 2013, OGE Energy and ArcLight indirectly contributed 100% of the equity interests in Enogex to the Partnership in exchange for limited partner interests and, for OGE Energy only, interests in the General Partner. The Partnership concluded that the Partnership formation on May 1, 2013 was considered a business combination, and for accounting purposes, the Partnership was the acquirer of Enogex. Subsequent to May 1, 2013, the financial statements of the Partnership are consolidated to reflect the acquisition of Enogex and the remaining 24.95% interest in SESH. See Note 2 for further discussion of the acquisition of Enogex.

In addition, at March 31, 2014, as a result of the acquisition of Enogex on May 1, 2013, the Partnership held a 50% ownership interest in Atoka Midstream LLC (Atoka). At March 31, 2014, the Partnership consolidated Atoka in its Condensed Combined and Consolidated Financial Statements as Enable Oklahoma acted as the managing member of Atoka and had control over the operations of Atoka.

As further discussed in Note 11, the Partnership completed its initial public offering on April 16, 2014.

Basis of Presentation

The accompanying condensed combined and consolidated financial statements and related notes of the Partnership have been prepared pursuant to the rules and regulations of the SEC and GAAP. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The accompanying condensed combined and consolidated financial statements and related notes should be read in conjunction with the combined and consolidated financial statements and related notes included in the Prospectus.

 For accounting and financial reporting purposes, (i) the formation of the Partnership is considered a contribution of real estate by CenterPoint Energy and is reflected at CenterPoint Energy’s historical cost as of May 1, 2013 and (ii) the Partnership acquired Enogex on May 1, 2013.

The condensed combined and consolidated financial statements for the three months ended March 31, 2013 have been prepared from the historical accounting records maintained by CenterPoint Energy for the Partnership until May 1, 2013 and may not necessarily be indicative of the condition that would have existed or the results of operations if the Partnership had been operated as a separate and unaffiliated entity. All of Partnership’s historical combined entities were under common control and management for the periods presented until May 1, 2013, and all intercompany transactions and balances are eliminated in combination and consolidation, as applicable. Beginning on May 1, 2013, the Partnership consolidated Enogex and all previously combined entities of the Partnership.

These condensed combined and consolidated financial statements and the related financial statement disclosures reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Partnership’s Condensed Combined and Consolidated Statements of Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

Certain amounts in the operating section of the Partnership’s historical condensed combined and consolidated statements of cash flows have been reclassified to conform the presentation.

For a description of the Partnership’s reportable business segments, see Note 10.

Earnings per Limited Partner Unit

Limited partners’ interest in net income attributable to the Partnership and basic and diluted earnings per unit reflect net income attributable to the Partnership for periods subsequent to its formation as a limited partnership on May 1, 2013, as no limited partner units were outstanding prior to this date.

Earnings per limited partner unit is calculated by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted average number of limited partner units outstanding. Earnings per limited partner unit assumes that cash distributions are equal to the limited partners’ interest in net income attributable to the Partnership. The 6,322,457 and 25,341 limited partner units that may be issued in connection with acquiring the additional 24.95% and 0.10% interests in SESH, respectively, as discussed in Note 4, are not included in the calculation of diluted earnings per limited partner unit as the impact of the potential transactions is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Unit Split

On March 25, 2014, the Partnership effected a 1 for 1.279082616 reverse unit split. All unit and per unit amounts presented within the condensed combined and consolidated financial statements reflect the effects of the reverse unit split.

(2) Acquisition of Enogex

While the acquisition of Enogex did not occur during the periods presented, this disclosure provides the context for the change in equity and depreciation and amortization between the periods presented.

Under the acquisition method, the fair value of the consideration transferred by the Partnership to OGE Energy and ArcLight for the contribution of Enogex in exchange for interest in the Partnership was allocated to the assets acquired and liabilities assumed on May 1, 2013 based on their estimated fair value. Enogex’s assets, liabilities and equity are recorded at their estimated fair value as of May 1, 2013, and beginning on May 1, 2013, the Partnership consolidated Enogex.

On May 1, 2013, in accordance with the MFA, CenterPoint Energy, OGE Energy, and ArcLight received 227,508,825 common units, 110,982,805 common units, and 51,527,730 common units, respectively, representing limited partner interests in the Partnership. The fair value of consideration transferred to OGE Energy and ArcLight in exchange for the contribution of Enogex consists of the fair value of the limited and general partner interests. The Partnership utilized the market approach to estimate the fair value of the limited partner interests, general partner interests and Atoka, also giving consideration to alternative methods such as the income and cost approaches as it relates to the underlying assets and liabilities. The primary inputs for the market valuation were the historical and current year forecasted cash flows and market multiple. The primary inputs for the income approach were forecasted cash flows and the discount rate. The primary inputs for the cost approach were costs for similar assets and ages of the assets. All fair value measurements of assets acquired and liabilities assumed were based on a combination of inputs that were not observable in the market and thus represented Level 3 inputs.

The Partnership incurred no acquisition related costs in the Condensed Combined and Consolidated Statement of Income based upon the terms in the MFA.

The following table summarizes the amounts recognized by the Partnership for the estimated fair value of assets acquired and liabilities assumed for the acquisition of the 100% interest in Enogex as of May 1, 2013 and is reconciled to the consideration transferred by the Partnership:

Amounts Recognized as of May 1, 2013
(In millions)
Assets
Current Assets	$192
Property, plant and equipment	3,919
Goodwill	439
Other intangible assets	401
Other assets	21
Total assets	$4,972

Liabilities
Current liabilities	$393
Long-term debt	745
Other liabilities	20
Total liabilities	1,158
Less: Noncontrolling interest at fair value	26
Fair value of consideration transferred	$3,788

 Impact on Depreciation

The property, plant and equipment acquired from Enogex have differing weighted average useful lives from the existing assets of the Partnership. These assets will be depreciated over a weighted average estimated useful life of 32 years.

Pro forma Results of Operations

The Partnership’s pro forma results of operations in the combined entity had the acquisition of Enogex been completed on January 1, 2013 are as follows:

Three Months Ended March 31, 2013
(In millions)
Pro forma results of operations:
Pro forma revenues	$726
Pro forma operating income	120
Pro forma net income	75
Pro forma net income attributable to Enable Midstream Partners, LP	75

The pro forma consolidated results of operations include adjustments to:

•	Include the historical results of Enogex beginning on January 1, 2013;

•	Include incremental depreciation and amortization incurred on the step-up of Enogex’s assets;

•	Include adjustments to revenue and cost of sales to reflect Enogex purchase price adjustments for the recurring impact of certain loss contracts and deferred revenues; and

•	Include a reduction to interest expense for recognition of a premium on Enogex’s fixed rate senior notes.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the consolidated operations.

(3) Intangible Assets, Net

During the three months ended March 31, 2014, the Partnership’s intangible assets decreased $7 million due to amortization.

(4) Investments in Equity Method Affiliates

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence. Until May 1, 2013, the Partnership held a 50% investment in SESH, a 289-mile interstate natural gas pipeline, which was accounted for as an investment in equity method affiliates. On May 1, 2013, the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy, retaining a 24.95% interest in SESH.

Following the distribution of SESH, CenterPoint Energy indirectly owns a 25.05% interest in SESH that may be contributed to the Partnership upon exercise of certain put or call rights, under which CenterPoint Energy would contribute to the Partnership CenterPoint Energy’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised (which may be no earlier than May 2014 and May 2015 for 24.95% and 0.1% interest, respectively). On May 13, 2014, CenterPoint Energy exercised its put right with respect to a 24.95% interest in SESH. Pursuant to the put right, CenterPoint Energy will contribute its 24.95% interest in SESH to the Partnership in exchange for 6,322,457 common units representing limited partner interests in the Partnership. Subject to certain restrictions, if the fair market value of the contributed SESH interest is more or less than the value of the common units issued as consideration for the SESH interest, a cash payment may be required to be made by either the Partnership or CenterPoint Energy. In accordance with the terms of the put right, the parties are currently in negotiations regarding the fair market value of the SESH interest. If CenterPoint Energy were to exercise its remaining put right or the Partnership were to exercise its remaining call right, CenterPoint Energy’s retained interest in SESH would be contributed to the Partnership in exchange for consideration consisting of 25,341 limited partner units for 0.1% interest in SESH and, subject to certain restrictions, a cash payment, payable either from CenterPoint Energy to the Partnership or from the Partnership to CenterPoint Energy, in an amount such that the total consideration exchanged is equal in value to the fair market value of the contributed interest in SESH, subject to adjustment for accretion and dilution events. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH.

Investment in Equity Method Affiliates:

	March 31, 2014	December 31, 2013
	(In millions)
SESH	$199	$198

Equity in Earnings of Equity Method Affiliates:

	Three Months Ended March 31,
	2014	2013
	(In millions)
SESH	$3	$5

Distributions from Equity Method Affiliates:

	Three Months Ended March 31,
	2014	2013
	(In millions)
SESH	$3	$9
Summarized financial information of SESH is presented below:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Income Statements:
Revenues	$27	$27
Operating income	17	15
Net income	12	10

(5) Debt

The Partnership has a $1.05 billion three-year senior unsecured term loan facility (Term Loan Facility). A wholly owned subsidiary of CenterPoint Energy has guaranteed collection of the Partnership’s obligations under the Term Loan Facility, which guarantee is subordinated to all senior debt of such wholly owned subsidiary of CenterPoint Energy.

The Partnership also has a $1.4 billion, five-year senior unsecured revolving credit facility (Revolving Credit Facility). As of March 31, 2014, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. However, as discussed below, commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility.

The Term Loan Facility and the Revolving Credit Facility each permit outstanding borrowings to bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of March 31, 2014, the applicable margin for LIBOR-based borrowings under the Term Loan Facility and the Revolving Credit Facility was 1.625% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of March 31, 2014, the commitment fee under the Revolving Credit Facility was 0.25% per annum based on the Partnership’s credit ratings.

In January 2014, the Partnership commenced a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. As of March 31, 2014, $433 million was outstanding under our commercial paper program. Any reduction in our credit ratings could prevent us from accessing the commercial paper markets.
The Partnership’s debt includes Enable Oklahoma’s $200 million of 6.875% senior notes due July 2014 and $250 million of 6.25% senior notes due March 2020 (collectively, the Enable Oklahoma Senior Notes). The Enable Oklahoma Senior Notes have a $34 million unamortized premium at March 31, 2014, of which $2 million relates to the senior notes due July 2014 and $32 million relates to the senior notes due March 2020. Additionally, the Partnership’s debt includes Enable Oklahoma’s $250 million variable rate term loan (Enable Oklahoma Term Loan). The Enable Oklahoma Term Loan permits outstanding borrowings to bear interest at the LIBOR and/or an alternate base rate, at Enable Oklahoma’s election, plus an applicable margin. The applicable margin is based on Enable Oklahoma’s applicable credit ratings. As of March 31, 2014, the applicable margin for LIBOR-based borrowings under the Enable Oklahoma Term Loan was 1.50% based on Enable Oklahoma’s credit ratings.

Unamortized debt expense of $9 million at both March 31, 2014 and December 31, 2013, is classified in Other Assets in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt. Unamortized premium on long-term debt of $34 million and $37 million at March 31, 2014 and December 31, 2013, respectively, is classified as either Long-Term Debt or Current Portion of Long-Term Debt, consistent with the underlying debt instrument, in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt.

At March 31, 2014, the Partnership and Enable Oklahoma were in compliance with all of their debt agreements, including financial covenants.

(6) Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Instruments classified as Level 1 include natural gas futures, swaps and options transactions for contracts traded on the NYMEX and settled through a NYMEX clearing broker.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets. Instruments classified as Level 2 include over-the-counter NYMEX natural gas swaps, natural gas basis swaps and natural gas purchase and sales transactions in markets such that the pricing is closely related to the NYMEX pricing, and over-the-counter WTI crude swaps for condensate sales.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Unobservable inputs reflect the Partnership’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Partnership develops these inputs based on the best information available, including the Partnership’s own data.

The Partnership utilizes the market approach in determining the fair value of its derivative positions by using either NYMEX or WTI published market prices, independent broker pricing data or broker/dealer valuations. The valuations of derivatives with pricing based on NYMEX published market prices may be considered Level 1 if they are settled through a NYMEX clearing broker account with daily margining. Over-the-counter derivatives with NYMEX or WTI based prices are considered Level 2 due to the impact of counterparty credit risk. Valuations based on independent broker pricing or broker/dealer valuations may be classified as Level 2 only to the extent they may be validated by an additional source of independent market data for an identical or closely related active market. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, contracts are valued using internally developed methodologies that consider historical relationships among various quoted prices in active markets that result in management’s best estimate of fair value. These contracts are classified as Level 3.

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2014, there were no transfers between Level 1 and 2, and no Level 3 investments were held.

The impact to the fair value of derivatives due to credit risk is calculated using the probability of default based on Standard & Poor’s Ratings Services and/or internally generated ratings. The fair value of derivative assets is adjusted for credit risk. The fair value of derivative liabilities is adjusted for credit risk only if the impact is deemed material.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, short-term notes payable—affiliated companies, notes payable—commercial paper, and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at March 31, 2014 and December 31, 2013. The Partnership had no material financial instruments measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Long-term notes payable - affiliated companies (Level 2)	$363	$365	$363	$363
Revolving Credit Facility (Level 2)(1)	—	—	333	333
Term Loan Facility (Level 2)	1,050	1,050	1,050	1,050
Enable Oklahoma Term Loan (Level 2)	250	250	250	250
Enable Oklahoma Senior Notes (Level 2)(2)	484	475	487	477
___________________

(1)	Borrowing capacity is reduced by our borrowings outstanding under the commercial paper program, which were $433 million as of March 31, 2014.

(2)	Includes $202 million of current portion as of March 31, 2014.
The fair value of the Partnership’s Term Loan Facility and Long-term notes payable—affiliated companies, along with the Enable Oklahoma Senior Notes, is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

At March 31, 2014 and December 31, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Contracts with Master Netting Arrangements

Fair value amounts recognized for forward, interest rate swap, option and other conditional or exchange contracts executed with the same counterparty under a master netting arrangement may be offset. The reporting entity’s choice to offset or not must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts, whether for the same type of conditional or exchange contract or for different types of contracts, with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for forward, interest rate swap, option and other conditional or exchange contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the Condensed Consolidated Balance Sheets. The Partnership has presented the fair values of its derivative contracts under master netting agreements using a net fair value presentation. The Partnership had no material commodity contracts recorded at fair value on its Condensed Consolidated Balance Sheet at March 31, 2014 and December 31, 2013.

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	Gas Imbalances (1)
	March 31, 2014		December 31, 2013
	Assets (2)	Liabilities (3)	Assets (2)	Liabilities (3)
	(In millions)
Significant other observable inputs (Level 2)	$16	$18	$8	$10
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by Enable Oklahoma are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of March 31, 2014 and December 31, 2013.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $9 million and $2 million at March 31, 2014 and December 31, 2013, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $4 million and $3 million at March 31, 2014 and December 31, 2013, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(7) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

The Partnership’s revenues from affiliated companies accounted for 6% and 15% of revenues during the three months ended March 31, 2014 and 2013, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Combined and Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Gas transportation and storage - CenterPoint Energy	$33	$32
Gas sales - CenterPoint Energy	15	7
Gas transportation and storage - OGE Energy (1)	12	—
Gas sales - OGE Energy (1)	5	—
Total revenues - affiliated companies	$65	$39
____________________

(1)
The Partnership's contracts with OGE Energy to transport and sell natural gas to OGE Energy’s natural gas-fired generation facilities and store natural gas are reflected in Partnership’s Condensed Combined and Consolidated Statement of Income beginning on May 1, 2013. On March 17, 2014, the Partnership and the electric utility subsidiary of OGE Energy signed a new transportation agreement effective May 1, 2014 with a primary term through April 30, 2019. Following the primary term, the agreement will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period.

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Combined and Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Cost of goods sold - CenterPoint Energy	$1	$—
Cost of goods sold - OGE Energy	3	—
Total cost of goods sold - affiliated companies	$4	$—

Prior to May 1, 2013, the Partnership had employees and reflected the associated benefit costs directly and not as corporate services. Under the terms of the MFA, effective May 1, 2013 the Partnership’s employees were seconded by CenterPoint Energy and OGE Energy, and the Partnership began reimbursing each of CenterPoint Energy and OGE Energy for all employee costs under the seconding agreements until terminated with at least 90 days’ notice by CenterPoint Energy or OGE Energy, respectively, or by the Partnership. The Partnership anticipates transitioning seconded employees from CenterPoint Energy and OGE Energy to the Partnership effective January 1, 2015.

Prior to May 1, 2013, the Partnership received certain services and support functions from CenterPoint Energy described below. Under the terms of the MFA, effective May 1, 2013, the Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under service agreements for an initial term ending on April 30, 2016. The service agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice. Additionally, the Partnership may terminate these service agreements at any time with 180 days’ notice, if approved by the Board of the General Partner. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2014 are $38 million and $28 million, respectively.

Effective April 1, 2014, the Partnership, CenterPoint Energy and OGE Energy agreed to reduce certain allocated costs charged to the Partnership because the Partnership has assumed responsibility for the related activities. During the three months ended March 31, 2014, the Partnership was billed $3 million and $1 million by CenterPoint and OGE Energy, respectively, related to such allocated costs.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in operating and maintenance expenses in Partnership’s Combined and Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Seconded Employee Costs - CenterPoint Energy (1)	$38	$—
Corporate Services - CenterPoint Energy	11	11
Seconded Employee Costs - OGE Energy (2)	31	—
Corporate Services - OGE Energy (2)	6	—
Total corporate services and seconded employees expense	$86	$11
_________________________

(1)
Beginning on May 1, 2013, CenterPoint Energy assumed all employees of the Partnership and seconded such employees to the Partnership. Therefore, costs historically incurred directly by the Partnership for employment services are reflected as seconded employee costs subsequent to formation on May 1, 2013.

(2)	Corporate services and seconded employee expenses from OGE Energy are reflected in the Condensed Combined and Consolidated Statement of Income beginning on May 1, 2013.

The Partnership has outstanding long-term notes payable—affiliated companies to CenterPoint Energy at both March 31, 2014 and December 31, 2013 of $363 million which mature in 2017. Notes having an aggregate principal amount of approximately $273 million bear a fixed interest rate of 2.10% and notes having an aggregate principal amount of approximately $90 million bear a fixed interest rate of 2.45%.

The Partnership recorded affiliated interest expense to CenterPoint Energy of $2 million and $24 million during the three months ended March 31, 2014 and 2013, respectively, on notes payable—affiliated companies.

The Partnership recorded no interest income—affiliated companies from CenterPoint Energy during the three months ended March 31, 2014 and $7 million during three months ended March 31, 2013 on notes receivable - affiliated companies.

(8) Commitments and Contingencies

The Partnership is involved in legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Partnership regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Partnership does not expect the disposition of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

(9) Income Taxes

The items comprising income tax expense are as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Provision (Benefit) for Current Income Taxes
Federal	$—	$(1)
State	1	—
Total Provision (Benefit) for Current Income Taxes	1	(1)
Provision (Benefit) for Deferred Income Taxes, net
Federal	$—	33
State	—	5
Total Provision (Benefit) for Deferred Income Taxes, net	—	38
Total Income Tax Expense (Benefit)	$1	$37

Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are no longer subject to income tax (other than Texas state margin taxes) and are taxable at the individual partner level. The Partnership and its subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the condensed combined and consolidated financial statements (other than Texas state margin taxes). Consequently, the Condensed Combined and Consolidated Statements of Income do not include an income tax provision for income earned on or after May 1, 2013 (other than Texas state margin taxes).

(10) Reportable Business Segments

The Partnership’s determination of reportable business segments considers the strategic operating units under which it manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies excerpt in the Partnership’s audited 2013 combined and consolidated financial statements included in the Prospectus, which explain that some executive benefit costs of the Partnership prior to May 1, 2013 have not been allocated to business segments. The Partnership uses operating income as the measure of profit or loss for its business segments.

The Partnership’s assets and operations are organized into two business segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers. Effective May 1, 2013, the intrastate natural gas pipeline operations acquired from Enogex were combined with the interstate pipelines in the transportation and storage segment and the non-rate regulated natural gas gathering, processing and treating operations acquired from Enogex were combined with field services in the gathering and processing segment.

Financial data for business segments and services are as follows:

Three Months Ended March 31, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$671	$528	$(197)	$1,002
Cost of goods sold, excluding depreciation and amortization	464	366	(197)	633
Operation and maintenance	69	57	—	126
Depreciation and amortization	38	29	—	67
Taxes other than income	4	10	—	14
Operating income	$96	$66	$—	$162
Total assets	$7,306	$5,718	$(1,766)	$11,258
Capital expenditures	$129	$21	$(1)	$149

Three Months Ended March 31, 2013	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$142	$132	$(13)	$261
Cost of goods sold, excluding depreciation and amortization	38	19	(12)	45
Operation and maintenance	31	39	(1)	69
Depreciation and amortization	15	15	—	30
Taxes other than income	2	7	—	9
Operating income	$56	$52	$—	$108
Total assets as of December 31, 2013	$7,157	$5,717	$(1,642)	$11,232
Capital expenditures	$16	$29	$—	$45
_____________________

(1)
Transportation and storage recorded equity income of $3 million and $5 million for the three months ended March 31, 2014 and 2013, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $199 million and $198 million as of March 31, 2014 and December 31, 2013, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 50% interest in SESH until May 1, 2013 when the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy. See Note 6 for further discussion regarding SESH.

(11) Subsequent Events

Distribution

On May 14, 2014, the Partnership distributed $155 million to its unitholders of record as of April 1, 2014 for the first quarter of 2014. The amount of this distribution is based on the methodology set forth in the Partnership's limited partnership agreement in effect prior to the Offering, which differs from the methodology that will be used for future distributions as set forth under the Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP.

Initial Public Offering

On April 16, 2014, the Partnership completed the Offering of 25,000,000 common units, representing limited partner interests in the Partnership, at a price to the public of $20.00 per common unit. The Partnership received net proceeds of $465 million from the sale of the common units, after deducting underwriting discounts and commissions, the structuring fee and offering expenses. In connection with the Offering, underwriters exercised their option to purchase 3,750,000 additional common units which were fulfilled with units held by ArcLight. As a result, the Partnership did not receive any proceeds from the sale of common units pursuant to the exercise of the underwriters' option to purchase additional common units. The exercise of the underwriters' option to purchase additional common units did not affect the total number of units outstanding or the amount of cash needed to pay the minimum quarterly distribution on all outstanding units. The Partnership retained the net proceeds of the Offering for general partnership purposes, including the funding of expansion capital expenditures, and to pre-fund demand fees expected to be incurred over the next three years relating to certain expiring transportation and storage contracts.

In connection with the Offering, 139,704,916 of CenterPoint Energy's common units and 68,150,514 of OGE Energy's common units were converted into subordinated units. The principal difference between the common and subordinated units is that in any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If the Partnership does not pay distributions on its subordinated units, its subordinated units will not accrue arrearages for those unpaid distributions. At the closing of the Offering, CenterPoint Energy held 87,803,909 common units and 139,704,916 subordinated units, and OGE Energy held 42,832,291 common units and 68,150,514 subordinated units.

Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP

On April 16, 2014, in connection with the closing of the Offering of the Partnership, the Partnership amended and restated its First Amended and Restated Agreement of Limited Partnership to remove certain provisions that expired upon completion of the Offering.

CenterPoint Energy Exercise of Put Right

As further discussed in Note 4, on May 13, 2014, CenterPoint Energy exercised its put right with respect to its 24.95% in SESH.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed combined and consolidated financial statements and the related notes included herein and our audited combined and consolidated financial statements for the year ended December 31, 2013, included in the Prospectus. The effects of the Offering are not included in the condensed combined and consolidated financial statements included herein. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
Overview

We are a large-scale, growth-oriented limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. We serve current and emerging production areas in the United States, including several unconventional shale resource plays and local and regional end-user markets in the United States. Our assets and operations are organized into two business segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers. In both business segments, we generate a substantial portion of our gross margin under long-term, fee-based agreements that minimize our direct exposure to commodity price fluctuations.

Our natural gas gathering and processing assets are located in four states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. We also own a crude oil gathering business in the Bakken shale formation in the Williston Basin that commenced initial operations in November 2013. We are continuing to construct additional crude oil gathering capacity in this area. Our natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

General Trends and Outlook

We expect our business to continue to be affected by the key trends included in the Prospectus.  To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Results of Operations

The historical financial information included below reflects the combined assets, liabilities and operations of the entities comprising CenterPoint Energy’s interstate pipelines and field services reportable business segments for periods ending prior to May 1, 2013 and the consolidated assets, liabilities and operations of these entities and Enogex for periods ending on or after May 1, 2013. With respect to periods ending prior to May 1, 2013, we refer to CenterPoint Energy’s Interstate Pipelines segment as our Transportation and Storage segment and CenterPoint Energy’s Field Services segment as our Gathering and Processing segment.

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Three Months Ended March 31, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$671	$528	$(197)	$1,002
Cost of goods sold (excluding depreciation and amortization)	464	366	(197)	633
Gross margin on revenues	207	162	—	369
Operation and maintenance	69	57	—	126
Depreciation and amortization	38	29	—	67
Taxes other than income	4	10	—	14
Operating income	$96	$66	$—	$162
Equity in earnings of equity method affiliates	—	$3	$—	$3

Three Months Ended March 31, 2013	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$142	$132	$(13)	$261
Cost of goods sold (excluding depreciation and amortization)	38	19	(12)	45
Gross margin on revenues	104	113	(1)	216
Operation and maintenance	31	39	(1)	69
Depreciation and amortization	15	15	—	30
Taxes other than income	2	7	—	9
Operating income	$56	$52	$—	$108
Equity in earnings of equity method affiliates	$—	$5	$—	$5

	Three Months Ended March 31,
	2014	2013
Operating Data:
Gathered volumes—TBtu	298	195
Gathered volumes—TBtu/d	3.31	2.17
Natural gas processed volumes—TBtu	130	30
Natural gas processed volumes—TBtu/d	1.44	0.33
NGLs produced - MBbls/d(1)	65.28	10.07
NGLs sold - MBbls/d(1)	66.16	10.08
Condensate sold - MBbls/d	5.15	0.11
Crude Oil - Gathered volumes - MBbl/d(2)	1	—
Transported volumes—TBtu	500	367
Transportation volumes—TBtu/d	5.55	4.08
Interstate firm contracted capacity—Bcf/d	7.93	7.96
Intrastate average deliveries—TBtu/d	1.57	—
 _____________________

(1)	Excludes condensate.

(2)	Initial operation of our crude oil gathering system began on November 1, 2013.

Gathering and Processing

Our gathering and processing business segment reported operating income of $96 million in the three months ended March 31, 2014 compared to $56 million in the three months ended March 31, 2013. Operating income increased $40 million primarily from increased margins of $103 million, partially offset by an increase in operation and maintenance expenses of $38 million, an increase in depreciation and amortization of $23 million and an increase in taxes other than income of $2 million, during the three months ended March 31, 2014.

Our gathering and processing business segment gross margin increased $103 million primarily due to the acquisition of Enogex, resulting in an increase to margin of $104 million and higher natural gas prices of $6 million, partially offset by a decline in gathered volumes in the Ark-La-Tex and Arkoma basins, which reduced margins by $7 million.

Our gathering and processing segment operation and maintenance expenses increased $38 million primarily due to the acquisition of Enogex, which contributed $36 million of operation and maintenance expenses, an increase in general and administrative expenses related to an increased payroll-related expense of $2 million to support business growth and increased integration costs of $1 million, partially offset by lower maintenance costs of $1 million.

Our gathering and processing segment depreciation and amortization increased $23 million due to the additional assets placed in-service from the acquisition of Enogex in the three months ended March 31, 2014.

Our gathering and processing segment taxes other than income increased $2 million due to increased ad valorem taxes as a result of assets placed in service from the acquisition of Enogex of $3 million, and other additional assets placed in service of $2 million, partially offset by the favorable settlement of a state and local tax dispute for $3 million less than the previously recognized reserve.

Transportation and Storage

Our transportation and storage business segment reported operating income of $66 million in the three months ended March 31, 2014 compared to $52 million in the three months ended March 31, 2013. Operating income increased $14 million primarily resulting from an increase in gross margin of $49 million, partially offset by an increase of $18 million in operation and maintenance expenses, as well as $14 million in depreciation and amortization.
Our transportation and storage gross margin increased $49 million primarily due to the acquisition of Enogex, which contributed $36 million to gross margin, increased margin on ancillary services composed of a $5 million increase in margins from system optimization opportunities and $1 million increase from operational synergies, a $3 million increase in liquid sales, and an increase to margins from off-system transportation revenues of $1 million, as well as continued improvements to gross margin of $3 million due to higher transportation services for local distribution companies.

Our transportation and storage operation and maintenance expenses increased $18 million due to the acquisition of Enogex, which contributed $18 million to operation and maintenance expenses in the three months ended March 31, 2014.

Our transportation and storage depreciation and amortization increased $14 million primarily due to the additional assets in service from the acquisition of Enogex of $13 million and asset additions of $1 million during the three months ended March 31, 2014.

Our transportation and storage taxes other than income increased $3 million due to the acquisition of Enogex, which contributed $3 million to taxes other than income.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $3 million and $5 million for the three months ended March 31, 2014 and 2013, respectively, from our interest in SESH, a jointly owned pipeline. The $2 million decrease in equity in earnings of equity method affiliates in the three months ended March 31, 2014 was attributable to the reduction to our 50% historical interest in SESH on May 1, 2013, when the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy.

Condensed Combined and Consolidated Interim Information

	Three Months Ended March 31,
	2014	2013
	(In millions)
Operating Income	$162	$108
Other Income (Expense):
Interest expense	(14)	(24)
Equity in earnings of equity method affiliates	3	5
Interest income—affiliated companies	—	7
Total Other Income (Expense)	(11)	(12)
Income Before Income Taxes	151	96
Income tax expense (benefit)	1	37
Net Income	$150	$59
Less: Net income attributable to noncontrolling interest	1	—
Net Income attributable to Enable Midstream Partners, LP	$149	$59

	Three Months Ended March 31,
	2014	2013
	(In millions)
Other Financial Data:
Gross Margin (1)	$369	$216
Adjusted EBITDA (1)	231	147
Distributable cash flow (1)	187	108
 _____________________

(1)
Gross margin, Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measure within this Part I, Item 2.

Net Income attributable to Enable Midstream Partners, LP. We reported net income attributable to Enable Midstream Partners, LP of $149 million and $59 million in the three months ended March 31, 2014 and 2013, respectively. The increase in net income attributable to Enable Midstream Partners, LP of $90 million was primarily attributable to the positive impact from no longer being subject to income taxes of $36 million, the acquisition of Enogex on May 1, 2013 of $40 million, a decrease in interest expense of $17 million (excluding the impact of interest on debt acquired with Enogex), an increase in operating income of $8 million (excluding the impact of the acquisition of Enogex and discussed by business segment above) partially offset by a decrease in equity earnings in equity method affiliates of $2 million (discussed by business segment above), and a decrease in interest income of $7 million as a result of the reduction in notes receivable in the three months ended March 31, 2014.

Interest Expense. Interest expense decreased $10 million primarily due to lower interest rates on the Term Loan Facility and Revolving Credit Facility, entered into May 1, 2013, compared to the interest on notes payable—affiliated companies, and a reduction in borrowings of $17 million (excluding the impact of debt acquired with Enogex), offset by an increase in interest expense incurred on the debt assumed with the acquisition of Enogex of $7 million.

Income Tax Expense. Effective May 1, 2013, upon conversion to a limited partnership, the Partnership’s earnings are no longer subject to income taxes (other Texas state margin taxes). Consequently, the Condensed Combined and Consolidated Statement of Income for the three months ended March 31, 2014 does not include an income tax provision (other than Texas state margin taxes), which resulted in a reduction to income tax expense of $36 million.

Non-GAAP Financial Measures

The Partnership has included the non-GAAP financial measures gross margin, Adjusted EBITDA and distributable cash flow in this report based on information in its condensed combined and consolidated financial statements.
Gross margin, Adjusted EBITDA and distributable cash flow are supplemental financial measures that management and external users of the Partnership’s financial statements, such as industry analysts, investors, lenders and rating agencies may use, to assess:
•The Partnership’s operating performance as compared to those of other publicly traded partnerships in the midstream energy industry, without regard to capital structure or historical cost basis;
•The ability of the Partnership’s assets to generate sufficient cash flow to make distributions to its partners;
•The Partnership’s ability to incur and service debt and fund capital expenditures; and
•The viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
This report includes a reconciliation of gross margin to revenues, Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest, and Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis, as applicable, for each of the periods indicated. The Partnership believes that the presentation of gross margin, Adjusted EBITDA and distributable cash flow provides information useful to investors in assessing its financial condition and results of operations. Gross margin, Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, revenue, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin, Adjusted EBITDA and distributable cash flow have important limitations as an analytical tool because they exclude some but not all items that affect the most directly comparable GAAP measures. Additionally, because gross margin, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in the Partnership’s industry, its definitions of gross margin, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

	Three Months Ended March 31,
	2014	2013
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$1,002	$261
Cost of goods sold, excluding depreciation and amortization	633	45
Gross margin	$369	$216

Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$149	$59
Add:
Depreciation and amortization expense	67	30
Interest expense, net of interest income	14	17
Income tax expense	1	37
EBITDA	$231	$143
Add:
Distributions from equity method affiliates	3	9
Less:
Equity in earnings of equity method affiliates	(3)	(5)
Adjusted EBITDA	$231	$147
Less:
Adjusted interest expense, net (1)	(17)	(17)
Maintenance capital expenditures	(27)	(22)
Distributable cash flow	$187	$108

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$106	$123
Interest expense, net of interest income	14	17
Net income attributable to noncontrolling interest	(1)	—
Income tax expense	1	37
Deferred income tax expense	—	(38)
Equity in earnings of equity method affiliates, net of distributions	(3)	(5)
Other non-cash items	6	2
Changes in operating working capital which (provided) used cash:
Accounts receivable	52	25
Accounts payable	61	(2)
Other, including changes in noncurrent assets and liabilities	(5)	(16)
EBITDA	$231	$143
Add:
Distributions from equity method affiliates	3	9
Less:
Equity in earnings of equity method affiliates	(3)	(5)
Adjusted EBITDA	$231	$147
____________________

(1) Adjusted interest expense, net excludes the effect of the amortization of the premium on Enogex’s fixed rate senior notes. This exclusion is the primary reason for the difference between “Interest expense, net” and “Adjusted interest expense, net.”

Liquidity and Capital Resources

Capital Requirements

The midstream business is capital intensive and can require significant investment to maintain and upgrade existing operations, connect new wells to the system, organically grow into new areas and comply with environmental and safety regulations. Going forward, our capital requirements will consist of the following:

•
maintenance capital expenditures, which are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long-term, our operating capacity or operating income; and

•	expansion capital expenditures are cash expenditures incurred for acquisitions or capital improvements that we expect will increase our operating income or operating capacity over the long term.
Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us. We expect to fund future capital expenditures from cash flow generated from our operations, borrowings under our revolving credit facility, the issuance of commercial paper or new debt offerings or the issuance of additional partnership units.

Distributions

On May 14, 2014, we distributed $155 million to our unit holders of record as of April 1, 2014 for the first quarter of 2014. The amount of this distribution is based on the methodology set forth in our limited partnership agreement in effect prior to the Offering, which differs from the methodology that will be used for future distributions as set forth under the Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP.

Expected Issuances of Long-Term Debt

The Partnership expects to issue approximately $1.5 billion of long-term debt in 2014, depending on market conditions, to fund capital expenditures, repay certain borrowings and for general partnership purposes.

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of March 31, 2014, we had a working capital deficit of $539 million due primarily to $200 million of the current portion of long-term debt due July 2014, excluding the premiums on senior notes, that we expect to repay in 2014 upon refinancing, and $433 million of commercial paper borrowings. We utilize the Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net cash provided by operating activities	$106	$123
Net cash used in investing activities	(149)	(67)
Net cash used in financing activities	(53)	(53)

Operating Activities

The decrease of $17 million in net cash provided by operating activities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to the impact of timing of payments and receipts on changes in assets and liabilities partially offset by:

•	the acquisition of Enogex on May 1, 2013, which added $141 million in gross margin and $54 million in operation and maintenance expenses during the three months ended March 31, 2014; and

•	excluding the acquisition of Enogex:

•	higher Gathering and Processing gross margin of $1 million;

•	higher Transportation and Storage gross margin of $13 million; and

•	higher payroll related expenses of $3 million and integration costs of $1 million, all within operation and maintenance expenses.
Investing Activities

The increase of $82 million in net cash used in investing activities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to higher gathering and processing capital expenditures of $104 million, partially offset by the payment of the notes receivable—affiliated companies.
Financing Activities

The Partnership also has a $1.4 billion Revolving Credit Facility, discussed in Note 5 of the condensed combined and consolidated financial statements and related notes. During the three months ended March 31, 2014, there were gross borrowings under the Revolving Credit Facility of $115 million and gross repayments of $447 million. As of March 31, 2014, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. However, commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility. During the three months ended March 31, 2014, we borrowed $433 million under our commercial paper program.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Credit Risk

We are exposed to certain credit risks relating to our ongoing business operations. Credit risk includes the risk that counterparties that owe us money or energy will breach their obligations. If the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected, and we could incur losses. We examine the creditworthiness of third party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.

Critical Accounting Policies and Estimates

As of March 31, 2014, there have been no significant changes to our critical accounting policies and estimates as disclosed in our Prospectus.

Supplemental Disclosures

Certain information contained in this report relates to periods that ended prior to the acquisition of Enogex by Enable Midstream Partners, LP. The Partnership believes that combined historical data with Enogex, along with certain pro forma adjustments, is relevant and meaningful, enhances the discussion of periods presented and is useful to the reader to better understand trends in the Partnership's operations. The pro forma adjustments, as discussed in the footnotes below, only give effect to events that are (1) directly attributable to the formation of the Partnership; (2) factually supportable; and (3) expected to have a continuing effect on the consolidated results of the Partnership.

The following information is for informational purposes only and should not be considered indicative of future results. The following pro forma financial data was derived from the Partnership's combined financial information, Enogex consolidated financial information and certain adjustments described below. Further, management does not believe that the pro forma financial data is necessarily indicative of the financial data that would have been reported by the Partnership had the acquisition of Enogex closed prior to the historical period presented, future results of the Partnership, or other transactions that resulted in the formation of the Partnership.

SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
(unaudited)
For the three months ended March 31, 2013

	Enable Midstream Partners, LP Historical	Enogex Historical	Pro Forma Adjustments		Pro Forma
	(In millions)
Revenues	$261	$464	$1	A	$726
Cost of goods sold, excluding depreciation and amortization	45	360	(3)	A	402
Operating Expenses:
Operation and maintenance	69	47	—		116
Depreciation and amortization	30	27	15	A	72
Taxes other than income	9	7	—		16
Total Operating Expenses	108	81	15		204
Operating income	108	23	(11)		120
Other Income (Expense):
Interest expense	(24)	(9)	(4)	C	(12)
			(1)	D
			3	A
			23	B
Equity in earnings of equity method affiliates	5	—	(2)	F	3
Interest income—affiliated companies	7	—	(7)	B	—
Other, net	—	9	—		9
Total Other Income (Expense)	(12)	—	12		—
Income Before Income Taxes	96	23	1		120
Income tax expense (benefit)	37	—	(37)	E	—
Net Income	59	23	38		120
Less: Net income attributable to noncontrolling interest	—	—	—		—
Net Income attributable to Enable Midstream Partners, LP	$59	$23	$38		$120

(A) This adjustment reflects the acquisition of Enogex on May 1, 2013:
Revenue. The impact of removing the historical amortization and the historical recognition of deferred revenues at May 1, 2013 results in a net increase to revenue of $1 million during the three months ended March 31, 2013.

Cost of Goods Sold, Excluding Depreciation and Amortization. The impact of recognizing liabilities for loss contract at May 1, 2013 results in a reduction to cost of goods sold, excluding depreciation and amortization, of $3 million during the three months ended March 31, 2013.

Depreciation and Amortization. As a result of applying purchase accounting to the acquisition of Enogex, property, plant and equipment and identifiable intangible assets were recorded at their fair value, resulting in additional depreciation and amortization expense. The impact of the step-up on depreciation expense is $15 million during the three months ended March 31, 2013.

Interest Expense. The pro forma impact of the amortization of the premium, less the historical recognition of the premium, discount and deferred charges on interest expense, net of historical capitalized interest, is $3 million during the three months ended March 31, 2013.

(B) Interest Expense. This adjustment reflects the settlement on May 1, 2013 of certain notes receivable—affiliated companies and notes payable—affiliated companies with CenterPoint Energy and OGE Energy, historically held by the Partnership and Enogex, respectively, by a total of $16 million during the three months ended March 31, 2013.

(C) Interest Expense. This adjustment reflects the entrance into the $1.05 billion Term Loan Facility on May 1, 2013: this issuance results in an increase in interest expense of $4 million during the three months ended March 31, 2013.

(D) Interest Expense. This adjustment reflects the entrance into the Revolving Credit Facility on May 1, 2013: this issuance results in an increase in interest expense of $1 million during the three months ended March 31, 2013.

(E) Income Tax Expense. Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are no longer subject to income tax (other than Texas state margin taxes) and are taxable at the individual partner level. The pro forma adjustment to income taxes for the three months ended March 31, 2013 removes $37 million of historical income tax expense.

(F) Equity in earnings of equity method affiliates. The 25.05% interest in SESH distributed to CenterPoint Energy results in a pro forma reduction to earnings of equity method affiliates of $2 million during the three months ended March 31, 2013.

	Three Months Ended March 31,
	Historical	Pro Forma
	2014	2013
Operating Data:
Gathered volumes—TBtu	298	333
Gathered volumes—TBtu/d	3.31	3.70
Natural gas processed volumes—TBtu	130	125
Natural gas processed volumes—TBtu/d	1.44	1.38
NGLs produced - MBbls/d(1)	65.28	55.22
NGLs sold - MBbls/d(1)	66.16	55.16
Condensate sold - MBbls/d	5.15	3.26
Crude Oil - Gathered volumes - MBbl/d(2)	1	—
Transported volumes—TBtu	500	516
Transportation volumes—TBtu/d	5.55	5.73
Interstate firm contracted capacity—Bcf/d	7.93	7.96
Intrastate Transported volumes - TBtu/day	1.57	1.65
 _____________________

(1)	Excludes condensate.

(2)	Initial operation of our crude oil gathering system began on November 1, 2013.

	Three Months Ended March 31,
	Historical	Pro Forma
	2014	2013
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$1,002	$726
Cost of goods sold, excluding depreciation and amortization	633	402
Gross margin	$369	$324
Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$149	$120
Add:
Depreciation and amortization expense	67	72
Interest expense, net of interest income	14	12
Income tax expense	1	—
EBITDA	$231	$204
Add:
Distributions from equity method affiliates	3	5
Less:
Equity in earnings of equity method affiliates	(3)	(3)
Gain on disposition	—	(10)
Adjusted EBITDA	$231	$196
Less:
Adjusted interest expense, net	(17)	(14)
Maintenance capital expenditures	(27)	(28)
Distributable cash flow	$187	$154

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including volatility in commodity prices and interest rates.

Commodity Price Risk

While we generate a substantial portion of our gross margin pursuant to long-term, fee-based contracts that include minimum volume commitments and/or demand fees, we are also exposed to changes in the prices for natural gas and NGLs at various market hubs. In the past we have managed our direct exposure to commodity prices with the use of forward commodity sales and other derivative contracts. We do not enter into risk management contracts for speculative purposes.

Interest Rate Risk

We have exposure to changes in interest rates on our indebtedness associated with our Revolving Credit Facility and the refinancing of our existing term loans. The credit markets have recently experienced historical lows in interest rates. It is possible that interest rates could continue to rise from these low levels in the future, which would cause our financing costs on floating rate credit facilities and future debt offerings to be higher than current levels.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2014. Based on such evaluation, our management has concluded that, as of March 31, 2014, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting
The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2015. We are required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note (8) - Commitments and Contingencies to the Partnership's condensed combined and consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Prospectus. No material changes to such risk factors have occurred during the three months ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2014, the Partnership priced the Offering of 25,000,000 common units at a price to the public of $20.00 per common unit. The Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-192542) that was declared effective by the SEC on April 10, 2014. The selling unitholder also granted the underwriters an option for a period of 30 days to purchase up to an additional 3,750,000 common units on the same terms. On April 11, 2014, the underwriters exercised the option in full. Morgan Stanley, Barclays, Goldman, Sachs & Co., Citigroup, Deutsche Bank Securities, J.P. Morgan, UBS Investment Bank and Wells Fargo Securities acted as joint book-running managers for the Offering, and BofA Merrill Lynch, Credit Suisse and RBC Capital Markets acted as co-managers for the Offering.
The Offering closed on April 16, 2014. The Partnership received net proceeds from the sale of the common units of approximately $465 million, after deducting underwriting discounts and commissions of approximately $29 million, and the structuring fee and offering expenses of approximately $6 million. The Partnership retained approximately $452 million of the net proceeds of the Offering for general partnership purposes, including the funding of expansion capital expenditures, and approximately $13 million to pre-fund demand fees expected to be incurred over the next three years relating to certain expiring transportation and storage contracts.
Item 6. Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about Enable Midstream Partners, LP, any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 2.1
3.1	Certificate of Limited Partnership of CenterPoint Energy Field Services LP, as amended	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 3.1
3.2	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP	Registrant's Form 8-K filed April 22,2014	File No. 1-36413	Exhibit 3.1
4.1	Specimen Unit Certificate representing common units (included with Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP as Exhibit A thereto)	Registrant's Form 8-K filed April 22,2014	File No. 1-36413	Exhibit 3.1
10.1	First Amendment and Waiver to Revolving Credit Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A., as agent	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on February 21, 2014	File No. 333-192545	Exhibit 10.16
10.2	First Amendment and Wavier to Term Loan Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A. as agent	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on February 21, 2014	File No. 333-192545	Exhibit 10.17
10.3	Enable Midstream Partners, LP Long Term Incentive Plan	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 17, 2014	File No. 333-192545	Exhibit 10.18
10.4	Enable Midstream Partners, LP Short Term Incentive Plan	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 17, 2014	File No. 333-192545	Exhibit 10.19
10.5	Form of Performance Unit Award Agreement	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.20
10.6	Form of Restricted Unit Grant Agreement for CEO IPO Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.21
10.7	Form of Restricted Unit Grant Agreement for CFO IPO Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.22
10.8	Form of Restricted Unit Grant Agreement for the CEO Additional Payment Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.23
10.9	Form of Restricted Unit Grant Agreement for the CFO Additional Payment Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.24
10.10	Form of Phantom Unit Grant Agreement	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.25
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date: May 15, 2014	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)