Form 10-Q/A
period 2014-03-31
Enable Midstream Partners, LP
filed 2014-06-02
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q/A
(Amendment No. 1)
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
 _______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At May 1, 2014, there were 207,851,430 common units and 207,855,430 subordinated units outstanding.

Explanatory Note
This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Enable Midstream Partners, LP for the quarterly period ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 15, 2014 (the “Form 10-Q”), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”). The Amendment is being filed within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q except for the furnishing of the exhibits described above. The Amendment does not reflect subsequent events occurring after the filing date of the Form 10-Q or modify or update any disclosures set forth in the Form 10-Q.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 2.1
3.1	Certificate of Limited Partnership of CenterPoint Energy Field Services LP, as amended	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 3.1
3.2	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP	Registrant's Form 8-K filed April 22,2014	File No. 1-36413	Exhibit 3.1
4.1	Specimen Unit Certificate representing common units (included with Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP as Exhibit A thereto)	Registrant's Form 8-K filed April 22,2014	File No. 1-36413	Exhibit 3.1
10.1	First Amendment and Waiver to Revolving Credit Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A., as agent	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on February 21, 2014	File No. 333-192545	Exhibit 10.16
10.2	First Amendment and Wavier to Term Loan Agreement dated as of January 23, 2014 by and among Enable Midstream Partners, LP, the lenders party thereto and Citibank, N.A. as agent	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on February 21, 2014	File No. 333-192545	Exhibit 10.17
10.3	Enable Midstream Partners, LP Long Term Incentive Plan	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 17, 2014	File No. 333-192545	Exhibit 10.18
10.4	Enable Midstream Partners, LP Short Term Incentive Plan	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 17, 2014	File No. 333-192545	Exhibit 10.19
10.5	Form of Performance Unit Award Agreement	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.20
10.6	Form of Restricted Unit Grant Agreement for CEO IPO Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.21
10.7	Form of Restricted Unit Grant Agreement for CFO IPO Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.22
10.8	Form of Restricted Unit Grant Agreement for the CEO Additional Payment Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.23
10.9	Form of Restricted Unit Grant Agreement for the CFO Additional Payment Unit Grant	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.24
10.10	Form of Phantom Unit Grant Agreement	Amendment No. 4 to the Registrant’s registration statement on Form S-1, filed on March 26, 2014	File No. 333-192545	Exhibit 10.25

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Enable Midstream Partners, LP for the quarterly period ended March 31, 2014, filed on May 15, 2014.
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Enable Midstream Partners, LP for the quarterly period ended March 31, 2014, filed on May 15, 2014.
32.1	Section 1350 Certification of principal executive officer	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Enable Midstream Partners, LP for the quarterly period ended March 31, 2014, filed on May 15, 2014.
32.2	Section 1350 Certification of principal financial officer	Previously filed as an exhibit to the Quarterly Report on Form 10-Q of Enable Midstream Partners, LP for the quarterly period ended March 31, 2014, filed on May 15, 2014.
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Extension Schema Document.
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 _____________________
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 furnished hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date: June 2, 2014	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)