Form 10-Q
period 2014-06-30
Enable Midstream Partners, LP
filed 2014-08-05
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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
 _______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At July 18, 2014, there were 214,392,649 common units and 207,855,430 subordinated units outstanding.

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

ASU.	Accounting Standards Update.
Barrel.	42 U.S. gallons of petroleum products.
Bbl.	Barrel.
Bcf/d.	Billion cubic feet per day.
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
EGT.
Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 5,995-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas.

Enable GP.	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable Midstream Partners, LP.
Enable Midstream Services.	Enable Midstream Services, LLC, a wholly owned subsidiary of Enable Midstream Partners, LP.
Enable Oklahoma.
Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates a 2,246-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

Enogex.	Enogex LLC, a Delaware limited liability company.
Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Generally accepted accounting principles in the United States.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
Gross margin.	Total revenues minus cost of goods sold, excluding depreciation and amortization.
LIBOR.	London Interbank Offered Rate.
MBbl/d.	Thousand barrels per day.
MFA.	Master Formation Agreement dated March 14, 2013.
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
SESH.
Southeast Supply Header, LLC, in which the Partnership owns a 49.90% interest at June 30, 2014, that operates a 286-mile interstate natural gas pipeline from Perryville, Louisiana to southeastern Alabama near the Gulf Coast.

TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
Term Loan Facility.	$1.05 billion senior unsecured term loan facility.
WTI.	West Texas Intermediate.
2019 Notes.	$500 million 2.400% senior notes due 2019.
2024 Notes.	$600 million 3.900% senior notes due 2024.
2044 Notes.	$550 million 5.000% senior notes due 2044.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 11))	$827	$612	$1,829	$873
Cost of Goods Sold, excluding depreciation and amortization (including expenses from affiliates (Note 11))	478	323	1,111	368
Operating Expenses:
Operation and maintenance (including expenses from affiliates (Note 11))	129	109	255	178
Depreciation and amortization	69	51	136	81
Taxes other than income taxes	13	13	27	22
Total Operating Expenses	211	173	418	281
Operating Income	138	116	300	224
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 11))	(16)	(16)	(30)	(40)
Equity in earnings of equity method affiliates	4	4	7	9
Interest income—affiliated companies	—	1	—	8
Other, net	(5)	—	(5)	—
Total Other Income (Expense)	(17)	(11)	(28)	(23)
Income Before Income Taxes	121	105	272	201
Income tax expense (benefit)	—	(1,233)	1	(1,196)
Net Income	$121	$1,338	$271	$1,397
Less: Net income attributable to noncontrolling interest	1	1	2	1
Net Income attributable to Enable Midstream Partners, LP	$120	$1,337	$269	$1,396
Limited partners' interest in net income attributable to Enable Midstream Partners, LP (Note 4)	$120	70	$269	70
Basic and diluted earnings per common limited partner unit (Note 4)	$0.29	$0.18	$0.67	$0.18
Basic and diluted earnings per subordinated limited partner unit (Note 4)	$0.29	$—	$0.67	$—

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net income	$121	$1,338	$271	$1,397
Other comprehensive income	—	—	—	—
Comprehensive income	121	1,338	271	1,397
Less: Comprehensive income attributable to noncontrolling interest	1	1	2	1
Comprehensive income attributable to Enable Midstream Partners, LP	$120	$1,337	$269	$1,396

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(In millions)
Current Assets:
Cash and cash equivalents	$415	$108
Accounts receivable	346	306
Accounts receivable—affiliated companies	19	28
Inventory	67	83
Gas imbalances	16	10
Other current assets	60	14
Total current assets	923	549
Property, Plant and Equipment:
Property, plant and equipment	9,931	9,655
Less accumulated depreciation and amortization	776	665
Property, plant and equipment, net	9,155	8,990
Other Assets:
Intangible assets, net	370	383
Goodwill	1,068	1,068
Investment in equity method affiliates	162	198
Other	60	44
Total other assets	1,660	1,693
Total Assets	$11,738	$11,232
Current Liabilities:
Accounts payable	$247	$400
Accounts payable—affiliated companies	34	40
Current portion of long-term debt	200	204
Taxes accrued	32	20
Gas imbalances	20	13
Other	51	43
Total current liabilities	584	720
Other Liabilities:
Accumulated deferred income taxes, net	7	8
Notes payable—affiliated companies	363	363
Regulatory liabilities	16	16
Other	27	28
Total other liabilities	413	415
Long-Term Debt	1,930	1,916
Commitments and Contingencies (Note 12)
Partners’ Capital:
Enable Midstream Partners, LP Partners’ Capital	8,779	8,148
Noncontrolling interest	32	33
Total Partners’ Capital	8,811	8,181
Total Liabilities and Partners’ Capital	$11,738	$11,232

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities:
Net income	$271	$1,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	81
Deferred income taxes	(1)	(1,195)
Equity in earnings of equity method affiliates, net of distributions	(1)	8
Equity based compensation	6	1
Changes in other assets and liabilities:
Accounts receivable, net	(40)	(17)
Accounts receivable—affiliated companies	9	(1)
Inventory	7	1
Gas imbalance assets	(6)	(6)
Income taxes receivable	—	19
Other current assets	(8)	15
Other assets	(6)	—
Accounts payable	(95)	(11)
Accounts payable—affiliated companies	(6)	2
Gas imbalance liabilities	7	(5)
Other current liabilities	20	20
Other liabilities	(1)	(21)
Net cash provided by operating activities	292	288
Cash Flows from Investing Activities:
Capital expenditures	(338)	(169)
Increase in notes receivable—affiliated companies	—	434
Return of investment in equity method affiliates	198	—
Other, net	—	(3)
Net cash provided by (used in) investing activities	(140)	262
Cash Flows from Financing Activities:
Repayment of Term Loans	(1,300)	—
Proceeds from long term debt, net of issuance costs	1,635	1,046
Proceeds from revolving credit facility	115	222
Repayment of revolving credit facility	(487)	(160)
Decrease of notes payable—affiliated companies	—	(1,542)
Repayment of advance with affiliated companies	—	(137)
Capital contributions from partners	464	43
Distributions to partners	(272)	—
Net cash provided by (used in) financing activities	155	(528)
Net Increase in Cash and Cash Equivalents	307	22
Cash and Cash Equivalents at Beginning of Period	108	—
Cash and Cash Equivalents at End of Period	$415	$22

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$38	$41
Income taxes (refunds), net	3	(8)
Non-cash transactions:
Accounts payable related to capital expenditures	19	33
Issuance of common units upon interest acquisition of SESH (Note 7)	161	—

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF
ENABLE MIDSTREAM PARTNERS, LP PARENT NET EQUITY AND PARTNERS’ CAPITAL
(Unaudited)

	Partners’ Capital		Parent Net Investment	Accumulated Other Comprehensive Loss	Total Enable Midstream Partners, LP Partners’ Capital	Noncontrolling Interest	Total Partners’ Capital
	Units	Value	Value	Value	Value	Value	Value
	(In millions)
Balance as of December 31, 2012	—	$—	$3,221	$(6)	$3,215	$6	$3,221
Net income	—	—	1,326	—	1,326	—	1,326
Contributions from (Distributions to) CenterPoint Energy prior to formation (Note 5)	—	—	(295)	6	(289)	—	(289)
Balance as of April 30, 2013	—	—	4,252	—	4,252	6	4,258
Conversion to a limited partnership	227	4,252	(4,252)	—	—	—	—
Issuance of units upon acquisition of Enogex on May 1, 2013	163	3,788	—	—	3,788	26	3,814
Net income (loss)	—	70	—	—	70	1	71
Balance as of June 30, 2013	390	$8,110	$—	$—	$8,110	$33	$8,143

Balance as of December 31, 2013	390	$8,148	$—	$—	$8,148	$33	$8,181
Net income	—	269	—	—	269	2	271
Issuance of IPO common units	25	464	—	—	464	—	464
Issuance of common units upon interest acquisition of SESH	6	161	—	—	161	—	161
Distributions to partners	—	(269)	—	—	(269)	(3)	(272)
Equity based compensation	1	6	—	—	6	$—	6
Balance as of June 30, 2014	422	$8,779	$—	$—	$8,779	$32	$8,811

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

The Partnership is controlled equally by CenterPoint Energy and OGE Energy, who each have 50% of the management rights of Enable GP. Enable GP was established by CenterPoint Energy and OGE Energy to govern the Partnership and has no other operating activities. Enable GP is governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy and OGE Energy, along with the Partnership's Chief Executive Officer and the independent board members CenterPoint Energy and OGE Energy mutually agreed to appoint. Based on the 50/50 management ownership, with neither company having control, effective May 1, 2013, CenterPoint Energy and OGE Energy deconsolidated their interests in the Partnership and Enogex, respectively. CenterPoint Energy and OGE Energy also own a 40% and 60% interest, respectively, in the incentive distribution rights held by Enable GP.

At June 30, 2014, CenterPoint Energy held approximately 55.4% of the limited partner interests in the Partnership, or 94,126,366 common units and 139,704,916 subordinated units, and OGE Energy held approximately 26.3% of the limited partner interests in the Partnership, or 42,832,291 common units and 68,150,514 subordinated units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s General Partner (Enable GP) on an annual or continuing basis and may not remove Enable GP without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are generally no longer subject to income tax (other than Texas state margin taxes and taxes associated with the Partnership's corporate subsidiary) and are taxable at the individual partner level. As a result of the conversion to a partnership immediately prior to formation, CenterPoint Energy assumed all outstanding current income tax liabilities and the Partnership derecognized the deferred income tax assets and liabilities by recording an income tax benefit of $1.24 billion. Consequently, the Combined and Consolidated Statements of Income do not include an income tax provision on income earned on or after May 1, 2013 (other than Texas state margin taxes and taxes associated with the Partnership's corporate subsidiary). See Note 13 for further discussion of the Partnership’s income taxes.
Prior to May 1, 2013, the financial statements of the Partnership include EGT, MRT and the non-rate regulated natural gas gathering, processing and treating operations, which were under common control by CenterPoint Energy, and a 50% interest in SESH. Through the Partnership's formation on May 1, 2013, CenterPoint Energy retained certain assets and liabilities and related balances in accumulated other comprehensive loss, historically held by the Partnership, such as certain notes payable—affiliated companies to CenterPoint Energy and benefit plan obligations. Additionally, the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy, subject to future acquisition by the Partnership through put and call options discussed in Note 7. On May 1, 2013, OGE Energy and ArcLight indirectly contributed 100% of the equity interests in Enogex to the Partnership in exchange for limited partner interests and, for OGE Energy only, interests in Enable GP. The Partnership concluded that the Partnership formation on May 1, 2013 was considered a business combination, and for accounting purposes, the Partnership was the acquirer of Enogex. Subsequent to May 1, 2013, the financial statements of the Partnership are consolidated to reflect the acquisition of Enogex. See Note 3 for further discussion of the acquisition of Enogex. For the period from May 1, 2013 through May 29, 2014, the financial statements reflect a 24.95% interest in SESH. For the period of May 30, 2014 through June 30, 2014, the financial statements reflect a 49.90% interest in SESH. See Note 7 for further discussion of SESH.

In addition, at June 30, 2014, as a result of the acquisition of Enogex on May 1, 2013, the Partnership held a 50% ownership interest in Atoka Midstream LLC (Atoka). At June 30, 2014, the Partnership consolidated Atoka in its Condensed Combined and Consolidated Financial Statements as Enable Oklahoma acted as the managing member of Atoka and had control over the operations of Atoka.

On April 16, 2014, the Partnership completed the Offering of 25,000,000 common units, representing limited partner interests in the Partnership, at a price to the public of $20.00 per common unit. The Partnership received net proceeds of $464 million from the sale of the common units, after deducting underwriting discounts and commissions, the structuring fee and offering expenses. In connection with the Offering, underwriters exercised their option to purchase 3,750,000 additional common units, which were fulfilled with units held by ArcLight. As a result, the Partnership did not receive any proceeds from the sale of common units pursuant to the exercise of the underwriters' option to purchase additional common units. The exercise of the underwriters' option to purchase additional common units did not affect the total number of units outstanding or the amount of cash needed to pay the minimum quarterly distribution on all outstanding units. The Partnership retained the net proceeds of the Offering for general partnership purposes, including the funding of expansion capital expenditures, and to pre-fund demand fees expected to be incurred over the next three years relating to certain expiring transportation and storage contracts. In connection with the Offering, 139,704,916 of CenterPoint Energy's common units and 68,150,514 of OGE Energy's common units were converted into subordinated units.

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

The condensed combined and consolidated financial statements for the three and six months ended June 30, 2013 have been prepared from the historical accounting records maintained by CenterPoint Energy for the Partnership until May 1, 2013 and may not necessarily be indicative of the condition that would have existed or the results of operations if the Partnership had been operated as a separate and unaffiliated entity. All of the Partnership’s historical combined entities were under common control and management for the periods presented until May 1, 2013, and all intercompany transactions and balances are eliminated in combination and consolidation, as applicable. Beginning on May 1, 2013, the Partnership consolidated Enogex and all previously combined entities of the Partnership.

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

For a description of the Partnership’s reportable business segments, see Note 15.

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

Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP

On April 16, 2014, in connection with the closing of the Offering of the Partnership, the Partnership amended and restated its First Amended and Restated Agreement of Limited Partnership to remove certain provisions that expired upon completion of the Offering. Following the Offering, ArcLight no longer has protective approval rights over certain material activities of the Partnership, including material increases in capital expenditures and certain equity issuances, entering into transactions with related parties and acquiring, pledging or disposing of certain material assets.

(2) New Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Partnership is currently evaluating the new standard.

(3) Acquisition of Enogex

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

On May 1, 2013, in accordance with the MFA, CenterPoint Energy, OGE Energy, and ArcLight received 227,508,825 common units, 110,982,805 common units, and 51,527,730 common units, respectively, representing limited partner interests in the Partnership. The fair value of consideration transferred to OGE Energy and ArcLight in exchange for the contribution of Enogex consists of the fair value of the limited and, for OGE Energy only, general partner interests. The Partnership utilized the market approach to estimate the fair value of the limited partner interests, general partner interests and Atoka, also giving consideration to alternative methods such as the income and cost approaches as it relates to the underlying assets and liabilities. The primary inputs for the market valuation were the historical and current year forecasted cash flows and market multiple. The primary inputs for the income approach were forecasted cash flows and the discount rate. The primary inputs for the cost approach were costs for similar assets and ages of the assets. All fair value measurements of assets acquired and liabilities assumed were based on a combination of inputs that were not observable in the market and thus represented Level 3 inputs.

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

 The amounts of Enogex’s revenue, operating income, net income and net income attributable to the Partnership included in the Partnership’s Combined and Consolidated Statement of Income for the period from May 1, 2013 through June 30, 2013, before eliminations, are as follows (in millions):

Revenues	$338
Operating income	24
Net income	21
Net income attributable to Enable Midstream Partners, LP	20

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

Pro forma Results of Operations

The Partnership’s pro forma results of operations in the combined entity had the acquisition of Enogex been completed on January 1, 2013 are as follows:

Six Months Ended June 30, 2013
(In millions)
Pro forma results of operations:
Pro forma revenues	$1,504
Pro forma operating income	242
Pro forma net income	1,417
Pro forma net income attributable to Enable Midstream Partners, LP	1,416

The pro forma consolidated results of operations include adjustments to:

•	Include the historical results of Enogex beginning on January 1, 2013;

•	Include incremental depreciation and amortization incurred on the step-up of Enogex’s assets;

•	Include adjustments to revenue and cost of sales to reflect Enogex purchase price adjustments for the recurring impact of certain loss contracts and deferred revenues; and

•	Include a reduction to interest expense for recognition of a premium on Enogex’s fixed rate senior notes.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the consolidated operations.

(4) Earnings Per Limited Partner Unit

Limited partners’ interest in net income attributable to the Partnership and basic and diluted earnings per unit reflect net income attributable to the Partnership for periods subsequent to its formation as a limited partnership on May 1, 2013, as no limited partner units were outstanding prior to this date.

Basic and diluted earnings per limited partner unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding during the period. Any common units issued during the period are included on a weighted average basis for the days in which they were outstanding. The dilutive effect of unit-based awards, as discussed in Note 14, was less than $0.01 per unit during the three and six months ended June 30, 2014.

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated limited partner units (in millions, except per-unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Net income attributable to Enable Midstream Partners, LP	$120	$70	$269	$70
Less general partner interest in net income	—	—	—	—
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$120	$70	$269	$70
Net income allocable to common units	$70	$70	$211	$70
Net income allocable to subordinated units	50	—	58	—
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$120	$70	$269	$70
Basic and diluted weighted average number of outstanding limited partner units
Common units	240	390	315	390
Subordinated units	174	—	87	—
Total	414	390	402	390
Basic and diluted earnings per limited partner unit
Common units	$0.29	$0.18	$0.67	$0.18
Subordinated units	$0.29	$—	$0.67	$—

(5) Enable Midstream Partners, LP Parent Net Equity and Partners’ Capital

Prior to May 1, 2013, Enable Midstream Partners, LP Parent Net Equity represents the investment of CenterPoint Energy in the Partnership. On April 30, 2013, immediately prior to formation of the limited partnership, while under common control, CenterPoint Energy completed equity transactions with the Partnership, whereby CenterPoint Energy made a cash contribution to the Partnership and retained certain assets and liabilities previously held by the Partnership, all of which were deemed to be transfers of net assets not constituting a transfer of a business, as follows:

Amounts retained prior to May 1, 2013
(In millions)
Contributions from (Distributions to) CenterPoint Energy
Cash	$40
Pension and postretirement plans	22
Deferred financing cost	6
Investment in 25.05% of SESH (see Note 7)	(197)
Increase in Notes payable-affiliated companies	(143)
Decrease in Notes receivable-affiliated companies	(45)
Income tax obligations, net	28
Net distributions to CenterPoint Energy prior to formation	(289)

Effective May 1, 2013, Enable Midstream Partners, LP Partners’ Capital on the Consolidated Balance Sheet represents the net amount of capital, accumulated net income, contributions and distributions affecting the investments of CenterPoint Energy, OGE Energy, and ArcLight in the Partnership. On February 14, 2014 and May 14, 2014, the Partnership distributed $114 million and $155 million to the unitholders of record as of January 1, 2014 and April 1, 2014, respectively.

The partnership agreement requires that, within 45 days subsequent to the end of each quarter, the Partnership distribute all of its available cash (as defined in the partnership agreement) to unitholders of record on the applicable record date. The Partnership will not make distributions for the period that began on April 1, 2014 and ended on April 15, 2014, the day prior to the closing of the Offering, other than the required distributions to CenterPoint Energy, OGE Energy, and ArcLight under the First Amended and Restated Agreement of Limited Partnership. See Note 16 to the unaudited condensed combined and consolidated financial statements, concerning distributions declared on July 25, 2014, for the three month period ended June 30, 2014.

General Partner Interest and Incentive Distribution Rights

Enable GP owns a non-economic general partner interest in the Partnership and thus will not be entitled to distributions that the Partnership makes prior to the liquidation of the Partnership in respect of such general partner interest. Enable GP currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from operating surplus (as defined in the Prospectus) in excess of $0.330625 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Enable GP or its affiliates may receive on common units or subordinated units that they own.

Subordinated Units

All subordinated units are held by CenterPoint Energy and OGE Energy. These units are considered subordinated because during the subordination period (as defined in the Prospectus), the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per common unit, which amount is defined in the partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units.

Subordination Period

The subordination period began on the closing date of the Offering and will extend until the first business day following the distributions of available cash from operating surplus (as defined in the Prospectus) on each of the outstanding common units and subordinated units equal to or exceeding $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017. Also, if the Partnership has paid distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.725 per unit (150 percent of the annualized minimum quarterly distribution) and the related distribution on the incentive distribution rights, for any four-consecutive-quarter period ending on or after June 30, 2015, the subordination period will terminate.

(6) Intangible Assets, Net

Prior to May 1, 2013, the Partnership did not have any intangible assets. The Partnership recorded $401 million in intangible assets associated with customer relationships due to the acquisition of Enogex.

The Partnership determined that intangible assets related to customer relationships have a weighted average useful life of 15 years as of May 1, 2013. Intangible assets do not have any significant residual value or renewal options of existing terms. There are no intangible assets with indefinite useful lives.

The Partnership recorded amortization expense of $6 million and $4 million during the three months ended June 30, 2014 and 2013, respectively, and $13 million and $4 million during the six months ended June 30, 2014 and 2013, respectively.

(7) Investments in Equity Method Affiliates

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence. Until May 1, 2013, the Partnership held a 50% investment in SESH, a 286-mile interstate natural gas pipeline, which was accounted for as an investment in equity method affiliates. On May 1, 2013, the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy, retaining a 24.95% interest in SESH.

For the period May 1, 2013 through May 29, 2014, CenterPoint Energy indirectly owned a 25.05% interest in SESH. Pursuant to the MFA, that interest could be contributed to the Partnership upon exercise of certain put or call rights, under which CenterPoint Energy would contribute to the Partnership CenterPoint Energy’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised. On May 13, 2014, CenterPoint Energy exercised its put right with respect to a 24.95% interest in SESH. Pursuant to the put right, on May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to the Partnership in exchange for 6,322,457 common units representing limited partner interests in the Partnership, which had a fair value of $161 million based upon the closing market price of the Partnership's common units. If CenterPoint Energy were to exercise its remaining put right or the Partnership were to exercise its remaining call right (which may be no earlier than June 2015), CenterPoint Energy’s retained interest in SESH would be contributed to the Partnership in exchange for consideration consisting of 25,341 limited partner units for a 0.1% interest in SESH and, subject to certain restrictions, a cash payment, payable either from CenterPoint Energy to the Partnership or from the Partnership to CenterPoint Energy, in an amount such that the total consideration exchanged is equal in value to the fair market value of the contributed interest in SESH, subject to adjustment for accretion and dilution events. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH. As of June 30, 2014, the Partnership owns a 49.90% interest in SESH.

On June 13, 2014, SESH made a special distribution of the proceeds of its $400 million senior note issuance, less debt issuance costs, which resulted in a $198 million distribution to the Partnership, reducing the book value of Enable's 49.90% investment in SESH to $162 million. Enable and the other members of SESH intend to contribute or otherwise return this distribution to SESH as necessary for repayment of SESH’s $375 million senior notes due August 2014 or for general SESH purposes, including capital expenditures associated with SESH’s expansion plans.

In connection with CenterPoint Energy's exercise of its put right with respect to its 24.95% interest in SESH, the parties agreed to allocate the distributions for the second quarter on (i) the SESH interest acquired by Enable and (ii) the Enable units issued to CenterPoint Energy for the SESH interest pro rata based on the time each party held the relevant interest. On July 25, 2014, the Partnership received a $7 million distribution from SESH for the three month period ended June 30, 2014, representing the Partnership's 49.90% interest in SESH.  Under the terms of the agreement, the Partnership will make a payment of approximately $1 million to CenterPoint Energy related to the additional 24.95% interest during the quarter ending September 30, 2014.

Investment in Equity Method Affiliates:

(In millions)
Balance as of December 31, 2013	$198
Interest acquisition of SESH	161
Return of investment from SESH refinancing	(198)
Equity in earnings of equity method affiliate	7
Distributions from equity method affiliate	(6)
Balance as of June 30, 2014	$162

Equity in Earnings of Equity Method Affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
SESH	$4	$4	$7	$9

Distributions from Equity Method Affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
SESH (1)	$4	$8	$6	$17
 _____________________

(1)	Excludes $198 million in special distributions for the return of investment in SESH for the three and six month periods ended June 30, 2014.

Summarized financial information of SESH is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Income Statements:
Revenues	$26	$26	$53	$53
Operating income	16	16	33	31
Net income	10	11	22	21

(8) Debt

On May 27, 2014, the Partnership completed the private offering of $500 million 2.400% senior notes due 2019 (2019 Notes), $600 million 3.900% senior notes due 2024 (2024 Notes) and $550 million 5.000% senior notes due 2044 (2044 Notes), with registration rights. The Partnership received aggregate proceeds of $1.63 billion. Certain of the proceeds were used to repay the $1.05 billion senior unsecured term loan facility (Term Loan Facility), and certain of the proceeds were used to repay the Enable Oklahoma $250 million variable rate term loan and the Enable Oklahoma $200 million 6.875% senior notes due July 15, 2014, and for general corporate purposes. See Note 16 for discussion of the repayment of the Enable Oklahoma $200 million 6.875% senior notes. A wholly owned subsidiary of CenterPoint Energy has guaranteed collection of the Partnership’s obligations under the 2019 Notes and 2024 Notes, on an unsecured subordinated basis, subject to automatic release on May 1, 2016.

The Partnership also has a $1.4 billion senior unsecured revolving credit facility (Revolving Credit Facility) that is scheduled to expire on May 1, 2018. As of June 30, 2014, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. However, as discussed below, commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility.

The Revolving Credit Facility permits outstanding borrowings to bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of June 30, 2014, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.625% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of June 30, 2014, the commitment fee under the Revolving Credit Facility was 0.25% per annum based on the Partnership’s credit ratings.

In January 2014, the Partnership commenced a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. As of June 30, 2014, no amounts were outstanding under our commercial paper program. Any reduction in our credit ratings could prevent us from accessing the commercial paper markets.
As of June 30, 2014, the Partnership’s debt included Enable Oklahoma’s $200 million of 6.875% senior notes due July 2014, and $250 million of 6.25% senior notes due March 2020 (collectively, the Enable Oklahoma Senior Notes). The Enable Oklahoma Senior Notes have $31 million unamortized premium at June 30, 2014, which relates to the senior notes due March 2020.

Unamortized debt expense of $18 million and $9 million at June 30, 2014 and December 31, 2013, respectively, is classified in Other Assets in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt. Unamortized premium on long-term debt of $31 million and $37 million at June 30, 2014 and December 31, 2013, respectively, is classified as either Long-Term Debt or Current Portion of Long-Term Debt, consistent with the underlying debt instrument, in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt.

The Partnership recorded a $4 million loss on extinguishment of debt associated with the retirement of the $1.05 billion Term Loan Facility and the Enable Oklahoma $250 million variable rate term loan, which is included in Other, net on the Condensed Combined and Consolidated Statement of Income.

At June 30, 2014, the Partnership and Enable Oklahoma were in compliance with all of their debt agreements, including financial covenants.

(9) Fair Value Measurements

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended June 30, 2014, there were no transfers between Level 1 and 2, and no material Level 3 investments were held.

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

 The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

June 30, 2014	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$3	$1	$—	$—
Significant other observable inputs (Level 2)	—	1	12	$17
Total fair value	3	2	12	$17
Netting adjustments	(3)	(1)	—	$—
Total	$—	$1	$12	$17

December 31, 2013	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$1	$2	$—	$—
Significant other observable inputs (Level 2)	—	1	8	10
Total fair value	1	3	8	10
Netting adjustments	(1)	(2)	—	—
Total	$—	$1	$8	$10
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by Enable Oklahoma are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of June 30, 2014 and December 31, 2013.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $4 million and $2 million at June 30, 2014 and December 31, 2013, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $3 million and $3 million at June 30, 2014 and December 31, 2013, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

The fair values of all accounts receivable, notes receivable, accounts payable, and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Long-term notes payable - affiliated companies (Level 2)	$363	$369	$363	$363
Revolving Credit Facility (Level 2)(1)	—	—	333	333
Term Loan Facility (Level 2)	—	—	1,050	1,050
Enable Oklahoma Term Loan (Level 2)	—	—	250	250
Enable Oklahoma Senior Notes (Level 2)(2)	481	488	487	477
Enable Midstream Partners, LP 2019, 2024 and 2044 Notes (Level 2)	1,650	1,655	—	—
___________________

(1)	Borrowing capacity is reduced by our borrowings outstanding under the commercial paper program. No amounts were outstanding as of June 30, 2014.

(2)	Includes $200 million of current portion of long term debt as of June 30, 2014.
The fair value of the Partnership’s Term Loan Facility and Long-term notes payable—affiliated companies, along with the Enable Oklahoma Senior Notes and Enable Midstream Partners, LP 2019, 2024 and 2044 Notes, is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

At June 30, 2014 and December 31, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

(10) Derivative Instruments and Hedging Activities

The Partnership is exposed to certain risks relating to its ongoing business operations. The primary risk managed using derivative instruments is commodity price risk. The Partnership is also exposed to credit risk in its business operations.

Commodity Price Risk

The Partnership has used forward physical contracts, commodity price swap contracts and commodity price option features to manage the Partnership’s commodity price risk exposures in the past. Commodity derivative instruments used by the Partnership are as follows:

•	NGL put options, NGL futures and swaps, and WTI crude futures and swaps for condensate sales are used to manage the Partnership’s NGL and condensate exposure associated with its processing agreements;

•
natural gas futures and swaps are used to manage the Partnership’s keep-whole natural gas exposure associated with its processing operations and the Partnership’s natural gas exposure associated with operating its gathering, transportation and storage assets; and

•
natural gas futures and swaps, natural gas options and natural gas commodity purchases and sales are used to manage the Partnership’s natural gas exposure associated with its storage and transportation contracts and asset management activities.

Normal purchases and normal sales contracts are not recorded in Other Assets or Liabilities in the Condensed Consolidated Balance Sheets and earnings are recognized and recorded in the period in which physical delivery of the commodity occurs. Management applies normal purchases and normal sales treatment to: (i) commodity contracts for the purchase and sale of natural gas used in or produced by the Partnership’s operations and (ii) commodity contracts for the purchase and sale of NGLs produced by the Partnership’s gathering and processing business.

The Partnership recognizes its non-exchange traded derivative instruments as Other Assets or Liabilities in the Condensed Consolidated Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement. Exchange traded transactions are settled on a net basis daily through margin accounts with a clearing broker and, therefore, are recorded at fair value on a net basis in Other Current Assets in the Condensed Consolidated Balance Sheets.

At June 30, 2014 and December 31, 2013, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

Credit Risk

The Partnership is exposed to certain credit risks relating to its ongoing business operations. Credit risk includes the risk that counterparties that owe the Partnership money or energy will breach their obligations. If the counterparties to these arrangements fail to perform, the Partnership may be forced to enter into alternative arrangements. In that event, the Partnership’s financial results could be adversely affected, and the Partnership could incur losses.

Derivatives Not Designated As Hedging Instruments

Derivative instruments not designated as hedging instruments for accounting purposes are utilized in the Partnership’s asset management activities. For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.
Quantitative Disclosures Related to Derivative Instruments

The majority of natural gas physical purchases and sales not designated as hedges for accounting purposes are priced based on a monthly or daily index, and the fair value is subject to little or no market price risk. Natural gas physical sales volumes exceed natural gas physical purchase volumes due to the marketing of natural gas volumes purchased via the Partnership’s processing contracts, which are not derivative instruments.

At June 30, 2014, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes.

	Gross Notional Volume
	Purchases	Sales
Natural gas— TBtu(1)
Physical	4	41
Fixed futures/swaps	1	11
Basis futures/swaps	4	19
Condensate— MBbl(2)
Futures/swaps	—	195
Natural gas liquids— MBbl(3)
Futures/swaps	100	356
____________________

(1)
88.1 percent of the natural gas contracts have durations of one year or less, 6.1 percent have durations of more than one year and less than two years and 5.8 percent have durations of more than two years.

(2)	100.0 percent of the condensate contracts have durations of one year or less.

(3)	100.0 percent of the natural gas liquids contracts have durations of one year or less.

At December 31, 2013, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes.

	Gross Notional Volume
	Purchases	Sales
Natural gas— TBtu(1)
Physical	7	43
Fixed futures/swaps	3	5
Basis futures/swaps	3	6
____________________

(1)
94.8 percent of the natural gas contracts have durations of one year or less, 2.5 percent have durations of more than one year and less than two years and 2.7 percent have durations of more than two years.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheet at June 30, 2014 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives not designated as hedging instruments
Natural gas
Financial futures/swaps	Other Current Assets	$3	$1
Physical purchases/sales	Other Current Assets	—	1
Total gross derivatives (1)		$3	$2
_____________________

(1)	See Note 9 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheet at June 30, 2014.

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheet at December 31, 2013 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives not designated as hedging instruments
Natural gas
Financial futures/swaps	Other Current Assets	$1	$2
Physical purchases/sales	Other Current Assets	—	1
Total gross derivatives (1)		$1	$3
_______________________

(1)	See Note 9 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheet at December 31, 2013.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Partnership’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2014.

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Natural gas physical purchases/sales gains (losses)	$—	$(2)	$1	$(2)
Natural gas financial futures/swaps gains (losses)	1	—	3	—
Condensate financial futures/swaps gains (losses)	$(1)	$—	$(1)	$—
Total	$—	$(2)	$3	$(2)

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended June 30, 2014 and 2013, if any, are reported in Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, at June 30, 2014, the Partnership would have been required to post less than $1 million of cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at June 30, 2014. In addition, the Partnership could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

(11) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

The Partnership’s revenues from affiliated companies accounted for 5% and 9% of revenues during the three months ended June 30, 2014 and 2013, respectively, and 6% and 11% of revenues during the six months ended June 30, 2014 and 2013, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Combined and Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Gas transportation and storage - CenterPoint Energy	$27	$27	$60	$59
Gas sales - CenterPoint Energy	1	17	16	24
Gas transportation and storage - OGE Energy (1)	10	8	22	8
Gas sales - OGE Energy (1)	—	2	5	2
Total revenues - affiliated companies	$38	$54	$103	$93
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

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Combined and Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Cost of goods sold - CenterPoint Energy	$1	$3	$2	$3
Cost of goods sold - OGE Energy	3	2	6	2
Total cost of goods sold - affiliated companies	$4	$5	$8	$5

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

Prior to May 1, 2013, the Partnership received certain services and support functions from CenterPoint Energy described below. Under the terms of the MFA, effective May 1, 2013, the Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under service agreements for an initial term ending on April 30, 2016. The service agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice. Additionally, the Partnership may terminate these service agreements at any time with 180 days’ notice, if approved by the Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2014 are $38 million and $28 million, respectively.

Effective April 1, 2014, the Partnership, CenterPoint Energy and OGE Energy agreed to reduce certain allocated costs charged to the Partnership because the Partnership has assumed responsibility for the related activities.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in operating and maintenance expenses in Partnership’s Condensed Combined and Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Seconded Employee Costs - CenterPoint Energy (1)	$31	$25	$69	$25
Corporate Services - CenterPoint Energy	6	11	17	22
Seconded Employee Costs - OGE Energy (2)	22	15	53	15
Corporate Services - OGE Energy (2)	4	4	10	4
Total corporate services and seconded employees expense	$63	$55	$149	$66
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

The Partnership has outstanding long-term notes payable—affiliated companies to CenterPoint Energy at both June 30, 2014 and December 31, 2013 of $363 million which mature in 2017. Notes having an aggregate principal amount of approximately $273 million bear a fixed interest rate of 2.10% and notes having an aggregate principal amount of approximately $90 million bear a fixed interest rate of 2.45%.

The Partnership recorded affiliated interest expense to CenterPoint Energy on note payable—affiliated companies of $2 million and $7 million during the three months ended June 30, 2014 and 2013, respectively, and $4 million and $31 million during the six months ended June 30, 2014 and 2013, respectively.

The Partnership recorded no interest income—affiliated companies from CenterPoint Energy on notes receivable—affiliated companies during the three months ended June 30, 2014 and $1 million during three months ended June 30, 2013, respectively, and no interest income-affiliated companies and $8 million during the six months ended June 30, 2014 and 2013, respectively.

(12) Commitments and Contingencies

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

(13) Income Taxes

The items comprising income tax expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Provision (benefit) for current income taxes
Federal	$1	$—	$1	$(2)
State	1	—	1	1
Total provision (benefit) for current income taxes	2	—	2	(1)
Provision (benefit) for deferred income taxes, net
Federal	$(2)	(1,070)	$(2)	$(1,037)
State	—	(163)	1	(158)
Total provision (benefit) for deferred income taxes, net	(2)	(1,233)	(1)	(1,195)
Total income tax expense (benefit)	$—	$(1,233)	$1	$(1,196)

Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are generally no longer subject to income tax (other than Texas state margin taxes) and are taxable at the individual partner level, with the exception of Enable Midstream Services, LLC, a wholly owned subsidiary (Enable Midstream Services). The Partnership and its subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the condensed combined and consolidated financial statements. Consequently, the Condensed Combined and Consolidated Statements of Income do not include an income tax provision for income earned on or after May 1, 2013 (other than Texas state margin taxes).

As a result of the conversion to a limited partnership, CenterPoint Energy assumed all outstanding current income tax liabilities and the deferred income tax assets and liabilities were eliminated by recording a provision for income tax benefit equal to $1.24 billion.

Enable Midstream Services is subject to U.S. federal and state income taxes. Deferred income tax assets and liabilities for the operations of this corporation are recognized for temporary differences between the assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective.

(14) Equity Based Compensation

Enable GP has adopted the Enable Midstream Partners, LP Long Term Incentive Plan for officers, directors and employees of the Partnership, Enable GP or affiliates, including any individual who provides services to the Partnership or Enable GP as a seconded employee, and any consultants or affiliates of Enable GP or other individuals who perform services for the Partnership.

The long term incentive plan consists of the following components: phantom units, performance units, appreciations rights, restricted units, option rights, cash incentive awards, distribution equivalent rights or other unit-based awards and unit awards. The purpose of awards under the long term incentive plan is to provide additional incentive compensation to employees providing services to the Partnership, and to align the economic interests of such employees with the interests of unitholders. The long term incentive plan will limit the number of units that may be delivered pursuant to vested awards to 13,100,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units cancelled, forfeited, expired or cash settled will be available for delivery pursuant to other awards. The plan is administered by the board of directors of Enable GP or a designated committee thereof.

The following table summarizes the Partnership’s compensation expense for the three and six months ended June 30, 2014 and 2013 related to performance units, restricted units, and phantom units for the Partnership's employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	In millions
Performance units	$—	$—	$—	$—
Restricted units	6	—	6	—
Phantom units	—	—	—	—
Total compensation expense	$6	$—	$6	$—

Performance Units

On June 2, 2014, the board of directors of Enable GP granted 563,963 performance based phantom units (performance units) to certain employees providing services to the Partnership, including executive officers, that cliff vest three years from the grant date. The performance units provide for accelerated vesting if there is a change in control (as defined in the Enable Midstream Partners, LP Long Term Incentive Plan). Each performance unit is subject to forfeiture if the recipient terminates employment with the Partnership prior to the end of the three-year award cycle for any reason other than death, disability or retirement. In the event of death or disability, a participant will receive a payment based on the targeted achievement of the performance goals during the award cycle. In the event of retirement, a participant will receive a pro rated payment based on the actual performance of the performance goals during the award cycle.

The payment of performance units is dependent upon the Partnership's total unitholder return ranking relative to a peer group of companies over the period of April 11, 2014 through December 31, 2016 as compared to a target set at the time of the grant by the board of directors of Enable GP. Any performance units that cliff vest three years from the grant date (i.e. the three year award cycle) will be payable in the Partnership's common units. All of these performance units are classified as equity in the Partnership's Condensed Consolidated Balance Sheet. If there is no or only a partial payout for the performance units at the end of the award cycle, the unearned performance units are cancelled. Payout requires approval of the board of directors of Enable GP.

The fair value of the performance units was estimated on the grant date using a lattice-based valuation model that factors in information, including the expected dividend yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the performance units is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Distributions are accumulated and paid at vesting, and therefore, are not included in the fair value calculation. Due to the short trading history of the Partnership's common units, expected price volatility is based on the average of the three-year volatility of the peer group companies used to determine the total unitholder return ranking. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. The expected life of the units is based on the non-vested period since inception of the award cycle. There are no post-vesting restrictions related to the Partnership’s performance units. The number of performance units granted based on total unitholder return and the assumptions used to calculate the grant date fair value of the performance units based on total unitholder return are shown in the following table.

2014
Number of units granted	563,963
Fair value of units granted	$26.12
Expected price volatility	22.2%
Risk-free interest rate	0.83%
Expected life of units (in years)	3.00

Restricted Units

On April 16, 2014 the board of directors of Enable GP granted 375,000 restricted units to the Chief Executive Officer of Enable GP, which vest 40% on August 1, 2014 and 20% on each of February 1, 2015, 2016 and 2017. Additionally, on April 16, 2014, the board of directors of Enable GP granted 150,000 restricted units to the Chief Executive Officer of Enable GP, which vest four years from the grant date. On April 16, 2014, the board of directors of Enable GP granted 137,500 restricted units to the

Chief Financial Officer of Enable GP, which vest 45.46% on March 1, 2015 and 54.54% on March 1, 2016. Additionally, on April 16, 2014, the board of directors of Enable GP granted 25,000 restricted units to the Chief Financial Officer of Enable GP, which vest four years from the grant date. Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to the Partnership for any reason other than death, disability or retirement. During the restriction period these units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

On June 2, 2014, the board of directors of Enable GP granted 218,701 time-based restricted units (restricted units) to certain employees providing services to the Partnership that cliff vest three years from the grant date. Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to the Partnership for any reason other than death, disability or retirement. During the restriction period these units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted units was based on the closing market price of the Partnership’s common unit on the grant date. Compensation expense for the restricted units is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a vesting period, as defined in the agreements. Distributions are paid as declared prior to vesting and, therefore, are included in the fair value calculation. After payment, distributions are not subject to forfeiture. The expected life of the restricted units is based on the non-vested period since inception of the award cycle. There are no post-vesting restrictions related to the Partnership's restricted units. The number of restricted units granted related to the Partnership’s employees and the grant date fair value are shown in the following table.

2014
Restricted units granted on April 16, 2014 to the Chief Executive Officer and Chief Financial Officer of Enable GP	687,500
Fair value of restricted units granted	$22.60

Restricted units granted to the Partnership's employees	218,701
Fair value of restricted units granted	$25.50

Phantom Units

On April 21, 2014, the board of directors of Enable GP granted 100,000 time-based phantom units (phantom units) to certain employees providing services to the Partnership, including executive officers, that vest on the first anniversary of the date of grant. Prior to vesting, each share of restricted units is subject to forfeiture if the recipient ceases to render substantial services to the Partnership for any reason other than death, disability or retirement. During the restriction period these units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the phantom units was based on the closing market price of the Partnership’s common unit on the grant date. Compensation expense for the phantom unit is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a one-year vesting period. Distributions are accumulated and paid at vesting and, therefore, are not included in the fair value calculation. The expected life of the phantom unit is based on the non-vested period since inception of the one-year award cycle. There are no post-vesting restrictions related to the Partnership's phantom unit. The number of phantom units granted related to the Partnership’s employees and the grant date fair value are shown in the following table.

2014
Phantom units granted to the Partnership's employees	100,000
Fair value of phantom units granted	$23.16

A summary of the activity for the Partnership's performance units, restricted unit, and phantom unit applicable to the Partnership’s employees at June 30, 2014 and changes in 2014 are shown in the following table.

	Performance Units		Restricted Stock		Phantom Units
	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value
	(In millions, except unit data)
Units Outstanding at 12/31/2013	—		—		—
Granted(1)	563,963		906,201		100,000
Forfeited	—		—		(4,500)
Units Outstanding at 6/30/2014	563,963	$15	906,201	$24	95,500	$2
Units Fully Vested at 6/30/2014	—	$—			—	$—
_____________________

(1)
For performance units, this represents the target number of performance units granted.  The actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

Unrecognized Compensation Cost

A summary of the Partnership's unrecognized compensation cost for its non-vested performance units, restricted units, and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	June 30, 2014
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$14	2.97
Restricted Units	17	2.02
Phantom Units	2	0.83
Total	$33

As of June 30, 2014, there were 11,534,336 units available for issuance under the long term incentive plan.

(15) Reportable Business Segments

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

The Partnership’s assets and operations are organized into two business segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers. Effective May 1, 2013, the intrastate natural gas pipeline operations acquired from Enogex were combined with the interstate pipelines in the transportation and storage segment and the non-rate regulated natural gas gathering, processing and treating operations acquired from Enogex were combined with in the gathering and processing segment.

Financial data for business segments and services are as follows:

Three Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$607	$350	$(130)	$827
Cost of goods sold, excluding depreciation and amortization	404	204	(130)	478
Operation and maintenance	74	55	—	129
Depreciation and amortization	39	30	—	69
Taxes other than income tax	6	7	—	13
Operating income	$84	$54	$—	$138
Total assets	$8,086	$5,389	$(1,737)	$11,738
Capital expenditures	$166	$23	$—	$189

Three Months Ended June 30, 2013	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$449	$299	$(136)	$612
Cost of goods sold, excluding depreciation and amortization	284	175	(136)	323
Operation and maintenance	56	53	—	109
Depreciation and amortization	28	23	—	51
Taxes other than income tax	5	8	—	13
Operating income	$76	$40	$—	$116
Total assets as of December 31, 2013	$7,157	$5,717	$(1,642)	$11,232
Capital expenditures	$84	$40	$—	$124
_____________________

(1)
Transportation and Storage recorded equity income of $4 million for each of the three months ended June 30, 2014 and 2013, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $162 million and $198 million as of June 30, 2014 and December 31, 2013, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 50% interest in SESH until May 1, 2013 when the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy. For the period of May 1, 2013 through May 29, 2014 the Partnership reflected a 24.95% interest in SESH. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. As of June 30, 2014, the Partnership owns 49.90% interest in SESH. See Note 7 for further discussion regarding SESH.

Six Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$1,278	$878	$(327)	$1,829
Cost of goods sold, excluding depreciation and amortization	868	570	(327)	1,111
Operation and maintenance	143	112	—	255
Depreciation and amortization	77	59	—	136
Taxes other than income tax	10	17	—	27
Operating income	$180	$120	$—	$300
Total assets	$8,086	$5,389	$(1,737)	$11,738
Capital expenditures	$295	$44	$(1)	$338

Six Months Ended June 30, 2013	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$591	$431	$(149)	$873
Cost of goods sold, excluding depreciation and amortization	322	194	(148)	368
Operation and maintenance	87	92	(1)	178
Depreciation and amortization	43	38	—	81
Taxes other than income tax	7	15	—	22
Operating income	$132	$92	$—	$224
Total assets as of December 31, 2013	$7,157	$5,717	$(1,642)	$11,232
Capital expenditures	$109	$60	$—	$169
_____________________

(1)
Transportation and Storage recorded equity income of $7 million and $9 million for the six months ended June 30, 2014 and 2013, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $162 million and $198 million as of June 30, 2014 and December 31, 2013, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 50% interest in SESH until May 1, 2013 when the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy. For the period of May 1, 2013 through May 29, 2014 the Partnership reflected a 24.95% interest in SESH. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. As of June 30, 2014, the Partnership owns 49.90% interest in SESH. See Note 7 for further discussion regarding SESH.

(16) Subsequent Events

Debt Repayment

On July 15, 2014, the Partnership repaid the Enable Oklahoma $200 million of 6.875% senior notes, which were due on July 15, 2014.

Distributions

On July 25, 2014, the board of directors of Enable GP declared a quarterly cash distribution of $0.2464 per common unit on all of the Partnership's outstanding common and subordinated units for the period ended June 30, 2014. This is the Partnership's initial distribution following the closing of the Offering on April 16, 2014, and the distribution has been prorated for the partial period. The distribution will be paid August 14, 2014 to unit holders of record as of the close of business August 4, 2014. This distribution is based on the Partnership’s Second Amended and Restated Agreement of Limited Partnership, which went into effect on April 16, 2014.

On July 25, 2014, the board of directors of Enable GP also declared a distribution of $22 million to the Partnership's unitholders of record at the close of business on April 1, 2014, which will be paid on August 14, 2014. This distribution is for the period of April 1, 2014 through April 15, 2014, the day prior to the closing of the Offering. The methodology for calculating the amount of this distribution, as set forth in the Partnership’s First Amended and Restated Agreement of Limited Partnership, is different than the methodology for calculating the amount of distributions after the closing of the Offering, as set forth in the Partnership’s Second Amended and Restated Agreement of Limited Partnership.

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

Our natural gas gathering and processing assets are located in five states and serve natural gas production from shale developments in the Anadarko, Arkoma and Ark-La-Tex basins. We also own a crude oil gathering business in the Bakken shale formation in the Williston Basin that commenced initial operations in November 2013. We are continuing to construct additional crude oil gathering capacity in this area. Our natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

General Trends and Outlook

We expect our business to continue to be affected by the key trends included in the Prospectus.  To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Outlook

We plan to continue to invest in midstream infrastructure projects, including investments in natural gas gathering, natural gas processing, crude oil gathering and natural gas transportation assets. These asset investments are driven by a number of different factors, including producer activity across our footprint, particularly in the Williston and Anadarko basins, as well as natural gas end-user demand. In 2014 we anticipate capital expenditures could total $1.04 billion, inclusive of capital identified as maintenance spending.

Results of Operations

The historical financial information included below reflects the combined assets, liabilities and operations of the entities comprising CenterPoint Energy’s reportable business segments for periods ending prior to May 1, 2013 and the consolidated assets, liabilities and operations of these reportable business segments and Enogex for periods ending on or after May 1, 2013. With respect to periods ending prior to May 1, 2013, we refer to CenterPoint Energy’s Interstate Pipelines segment as our Transportation and Storage segment and CenterPoint Energy’s Field Services segment as our Gathering and Processing segment.

Three Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$607	$350	$(130)	$827
Cost of goods sold (excluding depreciation and amortization)	404	204	(130)	478
Gross margin on revenues	203	146	—	349
Operation and maintenance	74	55	—	129
Depreciation and amortization	39	30	—	69
Taxes other than income tax	6	7	—	13
Operating income	$84	$54	$—	$138
Equity in earnings of equity method affiliates	$—	$4	$—	$4

Three Months Ended June 30, 2013	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$449	$299	$(136)	$612
Cost of goods sold (excluding depreciation and amortization)	284	175	(136)	323
Gross margin on revenues	165	124	—	289
Operation and maintenance	56	53	—	109
Depreciation and amortization	28	23	—	51
Taxes other than income tax	5	8	—	13
Operating income	$76	$40	$—	$116
Equity in earnings of equity method affiliates	$—	$4	$—	$4

Six Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$1,278	$878	$(327)	$1,829
Cost of goods sold (excluding depreciation and amortization)	868	570	(327)	1,111
Gross margin on revenues	410	308	—	718
Operation and maintenance	143	112	—	255
Depreciation and amortization	77	59	—	136
Taxes other than income tax	10	17	—	27
Operating income	$180	$120	$—	$300
Equity in earnings of equity method affiliates	$—	$7	$—	$7

Six Months Ended June 30, 2013	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$591	$431	$(149)	$873
Cost of goods sold (excluding depreciation and amortization)	322	194	(148)	368
Gross margin on revenues	269	237	(1)	505
Operation and maintenance	87	92	(1)	178
Depreciation and amortization	43	38	—	81
Taxes other than income tax	7	15	—	22
Operating income	$132	$92	$—	$224
Equity in earnings of equity method affiliates	$—	$9	$—	$9

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Data:
Gathered volumes—TBtu	312	281	607	476
Gathered volumes—TBtu/d	3.41	3.07	3.35	2.62
Natural gas processed volumes—TBtu	141	98	272	127
Natural gas processed volumes—TBtu/d	1.55	1.07	1.50	0.70
NGLs produced—MBbl/d(1)(3)	69.47	42.95	67.39	26.60
NGLs sold—MBbl/d(1)(3)	73.75	43.50	69.98	26.88
Condensate sold—MBbl/d	4.28	2.00	4.71	1.06
Crude Oil - Gathered volumes—MBbl/d(2)	1.59	—	1.30	—
Transported volumes—TBtu	456	399	955	766
Transportation volumes—TBtu/d	4.97	4.34	5.26	4.21
Interstate firm contracted capacity—Bcf/d	7.63	7.69	7.83	7.83
Intrastate average deliveries—TBtu/d	1.63	0.96	1.60	0.48
 _____________________

(1)	Excludes condensate.

(2)	Initial operation of our crude oil gathering system began on November 1, 2013.

(3)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

Three months ended June 30, 2014 compared to three months ended June 30, 2013. Our gathering and processing business segment reported operating income of $84 million in the three months ended June 30, 2014 compared to $76 million in the three months ended June 30, 2013. Operating income increased $8 million primarily from increased gross margin of $38 million, partially offset by an increase in operation and maintenance expenses of $18 million, an increase in depreciation and amortization of $11 million and an increase in taxes other than income tax of $1 million, during the three months ended June 30, 2014.

Our gathering and processing business segment gross margin increased $38 million primarily due to the acquisition of Enogex, resulting in an increase to margin of $34 million, and higher natural gas prices of $5 million, partially offset by lower gathered volumes in the Ark-La-Tex and Arkoma basins of $1 million.

Our gathering and processing business segment operation and maintenance expenses increased $18 million primarily due to the acquisition of Enogex, which contributed $15 million of operation and maintenance expenses, an increase in general and administrative expenses related to an increased payroll-related expense of $3 million to support business growth.

Our gathering and processing business segment depreciation and amortization increased $11 million due to the additional assets placed in-service from the acquisition of Enogex of $8 million and assets placed in service during the normal course of business of $3 million during the three months ended June 30, 2014.

Our gathering and processing business segment taxes other than income tax increased $1 million due to increased ad valorem taxes as a result of additional assets placed in service.

Six months ended June 30, 2014 compared to six months ended June 30, 2013. Our gathering and processing business segment reported operating income of $180 million in the six months ended June 30, 2014 compared to $132 million in the six months ended June 30, 2013. Operating income increased $48 million primarily from increased gross margin of $141 million, partially offset by an increase in operation and maintenance expenses of $56 million, an increase in depreciation and amortization of $34 million and an increase in taxes other than income tax of $3 million, during the six months ended June 30, 2014.

Our gathering and processing business segment gross margin increased $141 million primarily due to the acquisition of Enogex, resulting in an increase to margin of $138 million and higher natural gas prices of $11 million, partially offset by $8 million due to lower gathered volumes in the Ark-La-Tex and Arkoma basins, net of minimum volume commitments.

Our gathering and processing business segment operation and maintenance expenses increased $56 million primarily due to the acquisition of Enogex, which contributed $51 million of operation and maintenance expenses and an increase in general and administrative expenses related to an increased payroll-related expense of $5 million to support business growth.

Our gathering and processing business segment depreciation and amortization increased $34 million due to the additional assets placed in-service from the acquisition of Enogex of $31 million and assets placed in service during the normal course of business of $3 million in the six months ended June 30, 2014.

Our gathering and processing business segment taxes other than income tax increased $3 million due to increased ad valorem taxes as a result of assets placed in service from the acquisition of Enogex of $4 million and other additional assets placed in service of $2 million, partially offset by the favorable settlement of a state and local tax dispute for $3 million less than the previously recognized reserve.

Transportation and Storage

Three months ended June 30, 2014 compared to three months ended June 30, 2013. Our transportation and storage business segment reported operating income of $54 million in the three months ended June 30, 2014 compared to $40 million in the three months ended June 30, 2013. Operating income increased $14 million primarily resulting from an increase in gross margin of $22 million and lower taxes other than income tax of $1 million, partially offset by an increase of $2 million in operation and maintenance expenses, as well as $7 million in depreciation and amortization, during the three months ended June 30, 2014.

Our transportation and storage business segment gross margin increased $22 million primarily due to the acquisition of Enogex, which contributed $11 million to gross margin, increased margin on ancillary services composed of a $2 million increase in margins from system optimization opportunities and $1 million increase from operational synergies, an increase to margins from off-system transportation revenues of $3 million, as well as continued improvements to gross margin of $3 million due to higher rates on transportation services for local distribution companies, and higher other firm transportation revenues of $2 million.

Our transportation and storage business segment operation and maintenance expenses increased $2 million due to the acquisition of Enogex, which contributed $2 million to operation and maintenance expenses, and an increase in general and administrative expenses related to an increased payroll-related expense of $4 million to support business growth, partially offset by a decrease in gas control, volume control and customer service relocation costs of $4 million in the three months ended June 30, 2014.

Our transportation and storage business segment depreciation and amortization increased $7 million primarily due to the additional assets in service from the acquisition of Enogex of $4 million, MRT rate case impact of $2 million and asset additions of $1 million during the three months ended June 30, 2014.

Our transportation and storage business segment taxes other than income tax decreased $1 million due to reduced ad valorem taxes of $1 million.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $4 million for each of the three months ended June 30, 2014 and 2013, respectively, from our interest in SESH, a jointly owned pipeline.

Six months ended June 30, 2014 compared to six months ended June 30, 2013. Our transportation and storage business segment reported operating income of $120 million in the six months ended June 30, 2014 compared to $92 million in the six months ended June 30, 2013. Operating income increased $28 million primarily resulting from an increase in gross margin of $71 million, partially offset by an increase of $20 million in operation and maintenance expenses, $21 million in depreciation and amortization, as well as a $2 million increase in taxes other than income tax for the six months ended June 30, 2014.

Our transportation and storage business segment gross margin increased $71 million primarily due to the acquisition of Enogex, which contributed $47 million to gross margin, increased margin on ancillary services composed of a $8 million increase in margins from system optimization opportunities and $1 million increase from operational synergies, a $4 million increase in liquid sales, and an increase to margins from off-system transportation revenues of $4 million, as well as continued improvements to gross margin of $6 million due to higher rates on transportation services for local distribution companies, and higher other firm transportation revenues of $1 million.

Our transportation and storage business segment operation and maintenance expenses increased $20 million due to the acquisition of Enogex, which contributed $19 million to operation and maintenance expenses, and an increase in general and administrative expenses related to an increased payroll-related expense of $5 million to support business growth, partially offset by a decrease in gas control, volume control and customer service relocation costs of $4 million in the six months ended June 30, 2014.

Our transportation and storage business segment depreciation and amortization increased $21 million primarily due to the additional assets in service from the acquisition of Enogex of $16 million, MRT rate case impact of $3 million and asset additions of $2 million during the six months ended June 30, 2014.

Our transportation and storage business segment taxes other than income tax increased $2 million due to the acquisition of Enogex, which contributed $3 million to taxes other than income tax, partially offset by reduced ad valorem taxes of $1 million.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $7 million and $9 million for the six months ended June 30, 2014 and 2013, respectively, from our interest in SESH, a jointly owned pipeline. The $2 million decrease in equity in earnings of equity method affiliates in the six months ended June 30, 2014 was attributable to the reduction to our 50% historical interest in SESH on May 1, 2013, when the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy.

Condensed Combined and Consolidated Interim Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Operating Income	$138	$116	$300	$224
Other Income (Expense):
Interest expense	(16)	(16)	(30)	(40)
Equity in earnings of equity method affiliates	4	4	7	9
Interest income—affiliated companies	—	1	—	8
Other, net	(5)	—	(5)	—
Total Other Income (Expense)	(17)	(11)	(28)	(23)
Income Before Income Taxes	121	105	272	201
Income tax expense (benefit)	—	(1,233)	1	(1,196)
Net Income	$121	$1,338	$271	$1,397
Less: Net income attributable to noncontrolling interest	1	1	2	1
Net Income attributable to Enable Midstream Partners, LP	$120	$1,337	$269	$1,396

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Other Financial Data:
Gross Margin (1)	$349	$289	$718	$505
Adjusted EBITDA (1)	211	177	439	324
Distributable cash flow (1)	159	118	342	227
 _____________________

(1)
Gross margin, Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measure within this Part I, Item 2.

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Net Income attributable to the Partnership. We reported net income attributable to the Partnership of $120 million and $1,337 million in the three months ended June 30, 2014 and 2013, respectively. The decrease in net income attributable to the Partnership of $1,217 million was primarily attributable to the decrease in income tax benefit from no longer being subject to income taxes of $1,233 million, an increase in other income and expense related to the loss on extinguishment of debt of $4 million and a decrease in interest income of $1 million as a result of the reduction in notes receivable, partially offset by an increase related to the acquisition of Enogex on May 1, 2013 of $14 million, an decrease in interest expense of $2 million (excluding the impact of interest on debt acquired with Enogex reflected in the acquisition impact above), an increase in operating income of $5 million (excluding the impact of the acquisition of Enogex and discussed by business segment above) in the three months ended June 30, 2014.

Income Tax Expense. Effective May 1, 2013, upon conversion to a limited partnership, the Partnership’s earnings are no longer subject to income taxes (other Texas state margin taxes). As a result of the conversion to a partnership, we recognized our outstanding current income tax liabilities and deferred income tax assets and liabilities by recording an income tax benefit of $1,233 million. Consequently, the Condensed Combined and Consolidated Statement of Income for the three months ended June 30, 2014 does not include an income tax provision (other than Texas state margin taxes and taxes associated with our corporate subsidiary).

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Net Income attributable to the Partnership. We reported net income attributable to the Partnership of $269 million and $1,396 million in the six months ended June 30, 2014 and 2013, respectively. The decrease in net income attributable to the Partnership of $1,127 million was primarily attributable to the decrease in income tax benefit from no longer being subject to income taxes of $1,197 million, an increase in other income and expense related to the loss on extinguishment of debt of $4 million, a decrease in interest income of $8 million as a result of the reduction in notes receivable and a decrease in equity earnings in equity method affiliates of $2 million (discussed by business segment above), partially offset by a decrease in interest expense of $20 million (excluding the impact of interest on debt acquired with Enogex reflected in the acquisition impact below), a decrease related to the acquisition of Enogex on May 1, 2013 of $50 million, and an increase in operating income of $14 million (excluding the impact of the acquisition of Enogex and discussed by business segment above) in the six months ended June 30, 2014.

Interest Expense. Interest expense increased $10 million primarily due to an increase in interest expense incurred on the debt assumed with the acquisition of Enogex of $10 million, offset by lower interest rates on the Term Loan Facility and Revolving Credit Facility, entered into May 1, 2013, compared to the interest on notes payable—affiliated companies, and a reduction in borrowings of $20 million (excluding the impact of debt acquired with Enogex reflected in the acquisition impact above).

Income Tax Expense. Effective May 1, 2013, upon conversion to a limited partnership, the Partnership’s earnings are no longer subject to income taxes (other Texas state margin taxes). As a result of the conversion to a partnership, we recognized our outstanding current income tax liabilities and deferred income tax assets and liabilities by recording an income tax benefit of $1,197 million. Consequently, the Condensed Combined and Consolidated Statement of Income for the six months ended June 30, 2014 does not include an income tax provision (other than Texas state margin taxes and taxes associated with our corporate subsidiary).

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
Gross margin, Adjusted EBITDA and distributable cash flow are supplemental financial measures that management and external users of the Partnership’s financial statements, such as industry analysts, investors, lenders and rating agencies may use, to assess:

•	The Partnership’s operating performance as compared to those of other publicly traded partnerships in the midstream energy industry, without regard to capital structure or historical cost basis;

•	The ability of the Partnership’s assets to generate sufficient cash flow to make distributions to its partners;

•	The Partnership’s ability to incur and service debt and fund capital expenditures; and

•	The viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$827	$612	$1,829	$873
Cost of goods sold, excluding depreciation and amortization	478	323	1,111	368
Gross margin	$349	$289	$718	$505

Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$120	$1,337	$269	$1,396
Add:
Depreciation and amortization expense	69	51	136	81
Interest expense, net of interest income	16	15	30	32
Income tax expense (benefit)	—	(1,233)	1	(1,196)
EBITDA	$205	$170	$436	$313
Add:
Loss on extinguishment of debt	4	—	4	—
Distributions from equity method affiliates (1)	4	8	6	17
Other non-recurring losses	2	3	—	3
Less:
Equity in earnings of equity method affiliates	(4)	(4)	(7)	(9)
Adjusted EBITDA	$211	$177	$439	$324
Less:

Adjusted interest expense, net (2)	(19)	(18)	(37)	(34)
Maintenance capital expenditures	(33)	(41)	(60)	(63)
Distributable cash flow	$159	$118	$342	$227

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$186	$165	$292	$288
Interest expense, net of interest income	16	15	30	32
Net income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Income tax expense (benefit)	—	(1,233)	1	(1,196)
Deferred income tax benefit	2	1,233	1	1,195
Equity in earnings of equity method affiliates, net of distributions (1)	—	(4)	1	(8)
Other non-cash items	(10)	2	(6)	(1)
Changes in operating working capital which (provided) used cash:
Accounts receivable	(20)	(7)	31	18
Accounts payable	40	7	101	9
Other, including changes in noncurrent assets and liabilities	(8)	(7)	(13)	(23)
EBITDA	$205	$170	$436	$313
Add:
Loss on extinguishment of debt	4	—	4	—
Distributions from equity method affiliates (1)	4	8	6	17
Other non-recurring losses	2	3	—	3
Less:
Equity in earnings of equity method affiliates	(4)	(4)	(7)	(9)
Adjusted EBITDA	$211	$177	$439	$324
____________________
(1) Excludes $198 million in special distributions for the return of investment in SESH for the three and six month periods ended June 30, 2014.
(2) Adjusted interest expense, net excludes the effect of the amortization of the premium on Enogex’s fixed rate senior notes. This exclusion is the primary reason for the difference between “Interest expense, net” and “Adjusted interest expense, net.”

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

Distributions

On July 25, 2014, the board of directors of Enable GP declared a quarterly cash distribution of $0.2464 per common unit on all of the Partnership's outstanding common and subordinated units for the period ended June 30, 2014. This is the Partnership's initial distribution following the closing of the Offering on April 16, 2014, and the distribution has been prorated for the partial period. The distribution will be paid August 14, 2014 to unit holders of record as of the close of business August 4, 2014. This distribution is based on the Partnership’s Second Amended and Restated Agreement of Limited Partnership, which went into effect on April 16, 2014.

On July 25, 2014, the board of directors of Enable GP also declared a distribution of $22 million to the Partnership's unitholders of record at the close of business on April 1, 2014, which will be paid on August 14, 2014. This distribution is for the period of April 1, 2014 through April 15, 2014, the day prior to the closing of the Offering. The methodology for calculating the amount of this distribution, as set forth in the Partnership’s First Amended and Restated Agreement of Limited Partnership, is different than the methodology for calculating the amount of distributions after the closing of the Offering, as set forth in the Partnership’s Second Amended and Restated Agreement of Limited Partnership.

Issuance of Long-Term Debt

On May 27, 2014, the Partnership completed the private offering of 2019 Notes, 2024 Notes and 2044 Notes, with registration rights. The Partnership received aggregate proceeds of $1.63 billion. Certain of the proceeds were used to repay the Term Loan Facility, and certain of the proceeds were used to repay the Enable Oklahoma $250 million variable rate term loan and the Enable Oklahoma $200 million 6.875% senior notes due July 15, 2014, and for general corporate purposes. See Note 16 for discussion of the repayment of the Enable Oklahoma $200 million 6.875% senior notes. A wholly owned subsidiary of CenterPoint Energy has guaranteed collection of the Partnership’s obligations under the 2019 Notes and 2024 Notes, on an unsecured subordinated basis, subject to automatic release on May 1, 2016.

 Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of June 30, 2014, we had working capital of $339 million due primarily to $415 million of cash and cash equivalents related to the issuance of our 2019 Notes, 2024 Notes and 2044 Notes in May 2014. We utilize the Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$292	$288
Net cash (used in) provided by investing activities	(140)	262
Net cash provided by (used in) financing activities	155	(528)

Operating Activities

The was an increase of $4 million in net cash provided by operating activities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the impact of timing of payments and receipts on changes in assets and liabilities partially offset by:

•	the acquisition of Enogex on May 1, 2013, which added $186 million in gross margin and $70 million in operation and maintenance expenses during the six months ended June 30, 2014; and

•	excluding the acquisition of Enogex:

•	higher Gathering and Processing gross margin of $3 million;

•	higher Transportation and Storage gross margin of $23 million; and

•	higher payroll related expenses of $10 million and integration costs of $1 million, offset by lower project costs of $4 million, all within operation and maintenance expenses.
Investing Activities

The increase of $402 million in net cash used in investing activities for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to higher gathering and processing capital expenditures of $186 million, and the payment of the notes receivable—affiliated companies of $434 million in 2013, partially offset by lower transportation and storage capital expenditures of $16 million, and distributions from equity method affiliates of $198 million in 2014.
Financing Activities

The Partnership also has a $1.4 billion Revolving Credit Facility, discussed in Note 8 of the condensed combined and consolidated financial statements and related notes. During the six months ended June 30, 2014, there were gross borrowings under the Revolving Credit Facility of $115 million and gross repayments of $487 million. As of June 30, 2014, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. Commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility. As of June 30, 2014, we had no borrowings outstanding under our commercial paper program.

On May 27, 2014, the Partnership completed the private offering of our 2019 Notes, 2024 Notes and 2044 Notes. See Note 8 for further discussion.

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

Critical Accounting Policies and Estimates

As of June 30, 2014, there have been no significant changes to our critical accounting policies and estimates as disclosed in our Prospectus.

Supplemental Disclosures

Certain information contained in this report relates to periods that began prior to the acquisition of Enogex by Enable Midstream Partners, LP. The Partnership believes that combined historical data with Enogex, along with certain pro forma adjustments, is relevant and meaningful, enhances the discussion of periods presented and is useful to the reader to better understand trends in the Partnership's operations. The pro forma adjustments, as discussed in the footnotes below, only give effect to events that are (1) directly attributable to the formation of the Partnership; (2) factually supportable; and (3) expected to have a continuing effect on the consolidated results of the Partnership.

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

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
For the three months ended June 30, 2013

	Enable Midstream Partners, LP Historical	Enogex Historical	Pro Forma Adjustments		Pro Forma
	(In millions)
Revenues	$612	$166	$—		$778
Cost of goods sold, excluding depreciation and amortization	323	129	(1)	A	451
Operating Expenses:
Operation and maintenance	109	16	—		125
Depreciation and amortization	51	10	5	A	66
Taxes other than income tax	13	1	—		14
Total Operating Expenses	173	27	5		205
Operating income	116	10	(4)		122
Other Income (Expense):
Interest expense	(16)	(2)	(2)	C	(13)
			1	A
			6	B
Equity in earnings of equity method affiliates	4	—	(2)	E	2
Interest income—affiliated companies	1	—	(1)	B	—
Other, net	—	1	—		1
Total Other Income (Expense)	(11)	(1)	2		(10)
Income Before Income Taxes	105	9	(2)		112
Income tax expense (benefit)	(1,233)	—	(5)	D	(1,238)
Net Income	1,338	9	3		1,350
Less: Net income attributable to noncontrolling interest	1	—	—		1
Net Income attributable to Enable Midstream Partners, LP	$1,337	$9	$3		$1,349

(A) This adjustment reflects the acquisition of Enogex on May 1, 2013:
Cost of Goods Sold, Excluding Depreciation and Amortization. The impact of recognizing liabilities for loss contracts at May 1, 2013 results in a reduction to cost of goods sold, excluding depreciation and amortization, of $1 million during the three months ended June 30, 2013.

Depreciation and Amortization. As a result of applying purchase accounting to the acquisition of Enogex, property, plant and equipment and identifiable intangible assets were recorded at their fair value, resulting in additional depreciation and amortization expense. The impact of the step-up on depreciation expense is $5 million during the three months ended June 30, 2013.

Interest Expense. The pro forma impact of the amortization of the premium, less the historical recognition of the premium, discount and deferred charges on interest expense, net of historical capitalized interest, is $1 million during the three months ended June 30, 2013.

(B) Interest Expense. This adjustment reflects the settlement on May 1, 2013 of certain notes receivable—affiliated companies and notes payable—affiliated companies with CenterPoint Energy and OGE Energy, historically held by the Partnership and Enogex, respectively, by a total of $5 million during the three months ended June 30, 2013.

(C) Interest Expense. This adjustment reflects the entrance into the $1.05 billion Term Loan Facility on May 1, 2013: this issuance results in an increase in interest expense of $2 million during the three months ended June 30, 2013.

(D) Income Tax Expense. Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are no longer subject to income tax (other than Texas state margin taxes) and are taxable at the individual partner level. The pro forma adjustment to income taxes for the three months ended June 30, 2013 removes $5 million of historical income tax expense.

(E) Equity in earnings of equity method affiliates. The 25.05% interest in SESH distributed to CenterPoint Energy results in a pro forma reduction to earnings of equity method affiliates of $2 million during the three months ended June 30, 2013.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
For the six months ended June 30, 2013

	Enable Midstream Partners, LP Historical	Enogex Historical	Pro Forma Adjustments		Pro Forma
	(In millions)
Revenues	$873	$630	$1	A	$1,504
Cost of goods sold, excluding depreciation and amortization	368	489	(4)	A	853
Operating Expenses:
Operation and maintenance	178	63	—		241
Depreciation and amortization	81	37	20	A	138
Taxes other than income tax	22	8	—		30
Total Operating Expenses	281	108	20		409
Operating income	224	33	(15)		242
Other Income (Expense):
Interest expense	(40)	(11)	(7)	C	(25)
			4	A
			29	B
Equity in earnings of equity method affiliates	9		(4)	E	5
Interest income—affiliated companies	8		(8)	B	—
Other, net	—	10	—		10
Total Other Income (Expense)	(23)	(1)	14		(10)
Income Before Income Taxes	201	32	(1)		232
Income tax expense (benefit)	(1,196)	—	(42)	D	(1,238)
Net Income	1,397	32	41		1,470
Less: Net income attributable to noncontrolling interest	1	—	—		1
Net Income attributable to Enable Midstream Partners, LP	$1,396	$32	$41		$1,469

(A) This adjustment reflects the acquisition of Enogex on May 1, 2013:
Revenue. The impact of removing the historical amortization and the historical recognition of deferred revenues at May 1, 2013 results in a net increase to revenue of $1 million during the six months ended June 30, 2013.

Cost of Goods Sold, Excluding Depreciation and Amortization. The impact of recognizing liabilities for Enogex loss contracts at May 1, 2013 results in a reduction to cost of goods sold, excluding depreciation and amortization, of $4 million during the six months ended June 30, 2013.

Depreciation and Amortization. As a result of applying purchase accounting to the acquisition of Enogex, property, plant and equipment and identifiable intangible assets were recorded at their fair value, resulting in additional depreciation and amortization expense. The impact of the step-up on depreciation expense is $20 million during the six months ended June 30, 2013.

Interest Expense. The pro forma impact of the amortization of the premium, less the historical recognition of the premium, discount and deferred charges on interest expense, net of historical capitalized interest, is $4 million during the six months ended June 30, 2013.

(B) Interest Expense. This adjustment reflects the settlement on May 1, 2013 of certain notes receivable—affiliated companies and notes payable—affiliated companies with CenterPoint Energy and OGE Energy, historically held by the Partnership and Enogex, respectively, by a total of $21 million during the six months ended June 30, 2013.

(C) Interest Expense. This adjustment reflects the entrance into the $1.05 billion Term Loan Facility on May 1, 2013: this issuance results in an increase in interest expense of $7 million during the six months ended June 30, 2013.

(D) Income Tax Expense. Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are no longer subject to income tax (other than Texas state margin taxes) and are taxable at the individual partner level. The pro forma adjustment to income taxes for the six months ended June 30, 2013 removes $42 million of historical income tax expense.

(E) Equity in earnings of equity method affiliates. The 25.05% interest in SESH distributed to CenterPoint Energy results in a pro forma reduction to earnings of equity method affiliates of $4 million during the six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	Historical	Pro Forma	Historical	Pro Forma
	2014	2013	2014	2013
Operating Data:
Gathered volumes—TBtu	312	328	607	661
Gathered volumes—TBtu/d	3.41	3.58	3.35	3.63
Natural gas processed volumes—TBtu	141	130	272	255
Natural gas processed volumes—TBtu/d	1.55	1.42	1.50	1.40
NGLs produced - MBbl/d(1)	69.47	58.19	67.39	56.71
NGLs sold - MBbl/d(1)	73.75	58.72	69.98	56.95
Condensate sold - MBbl/d	4.28	3.23	4.71	3.24
Crude Oil - Gathered volumes - MBbl/d(2)	1.59	—	1.30	—
Transported volumes—TBtu	456	445	955	961
Transportation volumes—TBtu/d	4.97	4.85	5.26	5.29
Interstate firm contracted capacity—Bcf/d	7.63	7.69	7.83	7.83
Intrastate Transported volumes - TBtu/day	1.63	1.47	1.60	1.56
 _____________________

(1)	Excludes condensate.

(2)	Initial operation of our crude oil gathering system began on November 1, 2013.

(3)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	Historical	Pro Forma	Historical	Pro Forma
	2014	2013	2014	2013
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$827	$778	$1,829	$1,504
Cost of goods sold, excluding depreciation and amortization	478	451	1,111	853
Gross margin	$349	$327	$718	$651
Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$120	$1,349	$269	$1,469
Add:
Depreciation and amortization expense	69	66	136	138
Interest expense, net of interest income	16	13	30	25
Income tax expense (benefit)	—	(1,238)	1	(1,238)
EBITDA	$205	$190	$436	$394
Add:
Loss on extinguishment of debt	4	—	4	—
Distributions from equity method affiliates(1)	4	8	6	12
Other non-recurring losses	2	2	—	6
Less:
Equity in earnings of equity method affiliates	(4)	(2)	(7)	(5)
Gain on disposition	—	—	—	(10)
Adjusted EBITDA	$211	$198	$439	$397
Less:
Adjusted interest expense, net (2)	(19)	(17)	(37)	(30)
Maintenance capital expenditures	(33)	(45)	(60)	(73)
Distributable cash flow	$159	$136	$342	$294
 _____________________

(1)	Excludes $198 million in distributions of investment in equity method affiliates for the three and six month period ended June 30, 2014.

(2)
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2014. Based on such evaluation, our management has concluded that, as of June 30, 2014, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note (12) - Commitments and Contingencies to the Partnership's condensed combined and consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Prospectus. No material changes to such risk factors have occurred during the three and six months ended June 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2014, the Partnership priced the Offering of 25,000,000 common units at a price to the public of $20.00 per common unit. The Offering was made pursuant to a registration statement on Form S-1, as amended (File No. 333-192542) that was declared effective by the SEC on April 10, 2014. The selling unitholder also granted the underwriters an option for a period of 30 days to purchase up to an additional 3,750,000 common units on the same terms. On April 11, 2014, the underwriters exercised the option in full, which were fulfilled with units held by ArcLight. As a result, the Partnership did not receive any proceeds from the sale of common units pursuant to the exercise of the underwriters' option to purchase additional common units. Morgan Stanley, Barclays, Goldman, Sachs & Co., Citigroup, Deutsche Bank Securities, J.P. Morgan, UBS Investment Bank and Wells Fargo Securities acted as joint book-running managers for the Offering, and BofA Merrill Lynch, Credit Suisse and RBC Capital Markets acted as co-managers for the Offering.
The Offering closed on April 16, 2014. The Partnership received net proceeds from the sale of the common units of approximately $464 million, after deducting underwriting discounts and commissions of approximately $29 million, and the structuring fee and offering expenses of approximately $7 million. The Partnership retained approximately $451 million of the net proceeds of the Offering for general partnership purposes, including the funding of expansion capital expenditures, and approximately $13 million to pre-fund demand fees expected to be incurred over the next three years relating to certain expiring transportation and storage contracts.
Prior to May 30, 2014, the Partnership owned a 24.95% interest in SESH, and CenterPoint Energy indirectly owned a 25.05% interest in SESH. On May 13, 2014, CenterPoint Energy exercised a put right with respect to a 24.95% interest in SESH. Pursuant to the put right, on May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership in exchange for 6,322,457 common units representing limited partner interests in the Partnership.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 2.1
3.1	Certificate of Limited Partnership of CenterPoint Energy Field Services LP, as amended	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 3.1
3.2	Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP	Registrant's Form 8-K filed April 22,2014	File No. 1-36413	Exhibit 3.1
4.1	Specimen Unit Certificate representing common units (included with Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP as Exhibit A thereto)	Registrant's Form 8-K filed April 22,2014	File No. 1-36413	Exhibit 3.1
4.2	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.1
4.3	First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.2
4.4
Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers.
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Label Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 5, 2014	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)