Form 10-Q
period 2014-09-30
Enable Midstream Partners, LP
filed 2014-11-04
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission File No. 1-36413
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At October 17, 2014, there were 214,355,023 common units and 207,855,430 subordinated units outstanding.

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
EGT.
Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 5,987-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas.

Enable GP.	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable Midstream Partners, LP.
Enable Midstream Services.	Enable Midstream Services, LLC, a wholly owned subsidiary of Enable Midstream Partners, LP.
Enable Oklahoma.
Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates a 2,242-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

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
SESH.
Southeast Supply Header, LLC, in which the Partnership owns a 49.90% interest at September 30, 2014, that operates a 286-mile interstate natural gas pipeline from Perryville, Louisiana, to southeastern Alabama near the Gulf Coast.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 11))	$803	$792	$2,632	$1,665
Cost of Goods Sold, excluding depreciation and amortization (including expenses from affiliates (Note 11))	439	459	1,550	827
Operating Expenses:
Operation and maintenance (including expenses from affiliates (Note 11))	128	124	383	302
Depreciation and amortization	69	67	205	148
Impairment	1	12	1	12
Taxes other than income taxes	14	15	41	37
Total Operating Expenses	212	218	630	499
Operating Income	152	115	452	339
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 11))	(20)	(13)	(50)	(53)
Equity in earnings of equity method affiliates	5	3	12	12
Interest income—affiliated companies	—	1	—	9
Other, net	3	—	(2)	—
Total Other Income (Expense)	(12)	(9)	(40)	(32)
Income Before Income Taxes	140	106	412	307
Income tax expense (benefit)	1	1	2	(1,195)
Net Income	$139	$105	$410	$1,502
Less: Net income attributable to noncontrolling interest	—	1	2	2
Net Income attributable to Enable Midstream Partners, LP	$139	$104	$408	$1,500
Limited partners' interest in net income attributable to Enable Midstream Partners, LP (Note 4)	$139	104	$408	174
Basic and diluted earnings per common limited partner unit (Note 4)	$0.33	$0.27	$1.00	$0.45
Basic and diluted earnings per subordinated limited partner unit (Note 4)	$0.33	$—	$0.98	$—

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Net income	$139	$105	$410	$1,502
Comprehensive income	139	105	410	1,502
Less: Comprehensive income attributable to noncontrolling interest	—	1	2	2
Comprehensive income attributable to Enable Midstream Partners, LP	$139	$104	$408	$1,500

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(In millions)
Current Assets:
Cash and cash equivalents	$18	$108
Accounts receivable	318	306
Accounts receivable—affiliated companies	28	28
Inventory	65	83
Gas imbalances	35	10
Other current assets	56	14
Total current assets	520	549
Property, Plant and Equipment:
Property, plant and equipment	10,163	9,655
Less accumulated depreciation and amortization	819	665
Property, plant and equipment, net	9,344	8,990
Other Assets:
Intangible assets, net	363	383
Goodwill	1,068	1,068
Investment in equity method affiliates	349	198
Other	48	44
Total other assets	1,828	1,693
Total Assets	$11,692	$11,232
Current Liabilities:
Accounts payable	$266	$400
Accounts payable—affiliated companies	35	40
Current portion of long-term debt	—	204
Notes payable—commercial paper	95	—
Taxes accrued	47	20
Gas imbalances	11	13
Other	65	43
Total current liabilities	519	720
Other Liabilities:
Accumulated deferred income taxes, net	8	8
Notes payable—affiliated companies	363	363
Regulatory liabilities	16	16
Other	31	28
Total other liabilities	418	415
Long-Term Debt	1,929	1,916
Commitments and Contingencies (Note 12)
Partners’ Capital:
Enable Midstream Partners, LP Partners’ Capital	8,794	8,148
Noncontrolling interest	32	33
Total Partners’ Capital	8,826	8,181
Total Liabilities and Partners’ Capital	$11,692	$11,232

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Cash Flows from Operating Activities:
Net income	$410	$1,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	148
Deferred income taxes	(1)	(1,197)
Impairments	1	12
Gain on sale/retirement of assets	4	2
Equity in earnings of equity method affiliates, net of distributions	—	8
Equity based compensation	9	—
Amortization of debt costs and discount (premium)	(1)	—
Changes in other assets and liabilities:
Accounts receivable, net	(11)	(37)
Accounts receivable—affiliated companies	—	(2)
Inventory	6	(9)
Gas imbalance assets	(25)	—
Income taxes receivable	—	20
Other current assets	(2)	20
Other assets	10	(7)
Accounts payable	(91)	3
Accounts payable—affiliated companies	(5)	7
Gas imbalance liabilities	(1)	(6)
Other current liabilities	50	11
Other liabilities	3	(3)
Net cash provided by operating activities	561	472
Cash Flows from Investing Activities:
Capital expenditures	(586)	(366)
Decrease in notes receivable—affiliated companies	—	434
Return of investment in equity method affiliates	198	—
Investment in equity method affiliates	(187)	—
Other, net	2	(5)
Net cash provided by (used in) investing activities	(573)	63
Cash Flows from Financing Activities:
Repayment of long term debt	(1,500)	—
Proceeds from long term debt, net of issuance costs	1,635	1,046
Proceeds from revolving credit facility	115	590
Repayment of revolving credit facility	(487)	(447)
Increase in notes payable—commercial paper	95	—
Decrease of notes payable—affiliated companies	—	(1,542)
Repayment of advance with affiliated companies	—	(139)
Capital contributions from partners	464	43
Distributions to partners	(400)	(62)
Net cash provided by (used in) financing activities	(78)	(511)
Net Increase in Cash and Cash Equivalents	(90)	24
Cash and Cash Equivalents at Beginning of Period	108	—
Cash and Cash Equivalents at End of Period	$18	$24

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$53	$52
Income taxes (refunds), net	1	(9)
Non-cash transactions:
Accounts payable related to capital expenditures	4	41
Issuance of common units upon interest acquisition of SESH (Note 7)	161	—
Acquisition of Enogex (Note 3)	—	3,788

See Notes to the Unaudited Condensed Combined and Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF
ENABLE MIDSTREAM PARTNERS, LP PARENT NET EQUITY AND PARTNERS’ CAPITAL
(Unaudited)

	Partners’ Capital		Parent Net Investment	Accumulated Other Comprehensive Loss	Total Enable Midstream Partners, LP Partners’ Capital	Noncontrolling Interest	Total Partners’ Capital
	Units	Value	Value	Value	Value	Value	Value
	(In millions)
Balance as of December 31, 2012	—	$—	$3,221	$(6)	$3,215	$6	$3,221
Net income	—	—	1,326	—	1,326	—	1,326
Contributions from (Distributions to) CenterPoint Energy prior to formation (Note 5)	—	—	(295)	6	(289)	—	(289)
Balance as of April 30, 2013	—	—	4,252	—	4,252	6	4,258
Conversion to a limited partnership	227	4,252	(4,252)	—	—	—	—
Issuance of units upon acquisition of Enogex on May 1, 2013	163	3,788	—	—	3,788	26	3,814
Net income	—	174	—	—	174	2	176
Distributions to partners	—	(62)	—	—	(62)	—	(62)
Balance as of September 30, 2013	390	$8,152	$—	$—	$8,152	$34	$8,186

Balance as of December 31, 2013	390	$8,148	$—	$—	$8,148	$33	$8,181
Net income	—	408	—	—	408	2	410
Issuance of IPO common units	25	464	—	—	464	—	464
Issuance of common units upon interest acquisition of SESH	6	161	—	—	161	—	161
Distributions to partners	—	(397)	—	—	(397)	(3)	(400)
Equity based compensation	1	10	—	—	10	$—	10
Balance as of September 30, 2014	422	$8,794	$—	$—	$8,794	$32	$8,826

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

At September 30, 2014, CenterPoint Energy held approximately 55.4% of the limited partner interests in the Partnership, or 94,126,366 common units and 139,704,916 subordinated units, and OGE Energy held approximately 26.3% of the limited partner interests in the Partnership, or 42,832,291 common units and 68,150,514 subordinated units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s General Partner (Enable GP) on an annual or continuing basis and may not remove Enable GP without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

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
Prior to May 1, 2013, the financial statements of the Partnership include EGT, MRT and the non-rate regulated natural gas gathering, processing and treating operations, which were under common control by CenterPoint Energy, and a 50% interest in SESH. Through the Partnership's formation on May 1, 2013, CenterPoint Energy retained certain assets and liabilities and related balances in accumulated other comprehensive loss, historically held by the Partnership, such as certain notes payable—affiliated companies to CenterPoint Energy and benefit plan obligations. Additionally, the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy, subject to future acquisition by the Partnership through put and call options discussed in Note 7. On May 1, 2013, OGE Energy and ArcLight indirectly contributed 100% of the equity interests in Enogex to the Partnership in exchange for limited partner interests and, for OGE Energy only, interests in Enable GP. The Partnership concluded that the Partnership formation on May 1, 2013 was considered a business combination, and for accounting purposes, the Partnership was the acquirer of Enogex. Subsequent to May 1, 2013, the financial statements of the Partnership are consolidated to reflect the acquisition of Enogex. See Note 3 for further discussion of the acquisition of Enogex. For the period from May 1, 2013 through May 29, 2014, the financial statements reflect a 24.95% interest in SESH. For the period of May 30, 2014 through September 30, 2014, the financial statements reflect a 49.90% interest in SESH. See Note 7 for further discussion of SESH.

In addition, at September 30, 2014, as a result of the acquisition of Enogex on May 1, 2013, the Partnership held a 50% ownership interest in Atoka Midstream LLC (Atoka). At September 30, 2014, the Partnership consolidated Atoka in its Condensed Combined and Consolidated Financial Statements as Enable Oklahoma acted as the managing member of Atoka and had control over the operations of Atoka.

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

The condensed combined and consolidated financial statements for the nine months ended September 30, 2013 have been prepared from the historical accounting records maintained by CenterPoint Energy for the Partnership until May 1, 2013 and may not necessarily be indicative of the condition that would have existed or the results of operations if the Partnership had been operated as a separate and unaffiliated entity. All of the Partnership’s historical combined entities were under common control and management for the periods presented until May 1, 2013, and all intercompany transactions and balances are eliminated in combination and consolidation, as applicable. Beginning on May 1, 2013, the Partnership consolidated Enogex and all previously combined entities of the Partnership.

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

 The amounts of Enogex’s revenue, operating income, net income and net income attributable to the Partnership included in the Partnership’s Combined and Consolidated Statement of Income for the period from May 1, 2013 through September 30, 2013, before eliminations, are as follows (in millions):

Revenues	$861
Operating income	63
Net income	54
Net income attributable to Enable Midstream Partners, LP	52

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

Pro forma Results of Operations

The Partnership’s pro forma results of operations in the combined entity had the acquisition of Enogex been completed on January 1, 2013 are as follows:

Nine Months Ended September 30, 2013
(In millions)
Pro forma results of operations:
Pro forma revenues	$2,296
Pro forma operating income	356
Pro forma net income	1,522
Pro forma net income attributable to Enable Midstream Partners, LP	1,520

The pro forma consolidated results of operations include adjustments to:

•	Include the historical results of Enogex beginning on January 1, 2013;

•	Include incremental depreciation and amortization incurred on the step-up of Enogex’s assets;

•	Include adjustments to revenue and cost of sales to reflect Enogex purchase price adjustments for the recurring impact of certain loss contracts and deferred revenues; and

•	Include a reduction to interest expense for recognition of a premium on Enogex’s fixed rate senior notes.
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

Basic and diluted earnings per limited partner unit is calculated by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding during the period. Any common units issued during the period are included on a weighted average basis for the days in which they were outstanding. There was no dilutive effect of unit-based awards during the three and nine months ended September 30, 2014.

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated limited partner units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except per unit data)
Net income attributable to Enable Midstream Partners, LP	$139	$104	$408	$174
Less general partner interest in net income	—	—	—	—
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$139	$104	$408	$174
Net income allocable to common units	$71	$104	$282	$174
Net income allocable to subordinated units	68	—	126	—
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$139	$104	$408	$174
Basic and diluted weighted average number of outstanding limited partner units
Common units	214	390	281	390
Subordinated units	208	—	128	—
Total	422	390	409	390
Basic and diluted earnings per limited partner unit
Common units	$0.33	$0.27	$1.00	$0.45
Subordinated units	$0.33	$—	$0.98	$—

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

Amounts retained prior to May 1, 2013
(In millions)
Contributions from (Distributions to) CenterPoint Energy
Cash	$40
Pension and postretirement plans	22
Deferred financing cost	6
Investment in 25.05% of SESH (see Note 7)	(197)
Increase in Notes payable-affiliated companies	(143)
Decrease in Notes receivable-affiliated companies	(45)
Income tax obligations, net	28
Net distributions to CenterPoint Energy prior to formation	$(289)

Effective May 1, 2013, Enable Midstream Partners, LP Partners’ Capital on the Consolidated Balance Sheet represents the net amount of capital, accumulated net income, contributions and distributions affecting the investments of CenterPoint Energy, OGE Energy, and ArcLight in the Partnership. On February 14, 2014, May 14, 2014 and August 14, 2014, the Partnership distributed $114 million, $155 million and $22 million to the unitholders of record as of January 1, 2014, April 1, 2014, and April 1, 2014, respectively in accordance with the Partnership’s First Amended and Restated Agreement of Limited Partnership.

The Partnership's Second Amended and Restated Agreement of Limited Partnership requires that, within 45 days subsequent to the end of each quarter, the Partnership distribute all of its available cash (as defined in the Second Amended and Restated Agreement of Limited Partnership) to unitholders of record on the applicable record date. The Partnership did not make distributions for the period that began on April 1, 2014 and ended on April 15, 2014, the day prior to the closing of the Offering, other than the required distributions to CenterPoint Energy, OGE Energy, and ArcLight under the First Amended and Restated Agreement of Limited Partnership.

We paid or have authorized payment of the following cash distributions under the Second Amended and Restated Agreement of Limited Partnership during 2014 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2014 (1)	August 4, 2014	August 14, 2014	$0.2464	$104
September 30, 2014 (2)	November 4, 2014	November 14, 2014	0.3025	128
_____________________

(1)	The quarterly distribution for three months ended June 30, 2014 was prorated for the period beginning immediately after the closing of the Partnership's Offering, April 16, 2014 through June 30, 2014.

(2)
The board of directors of Enable GP declared this $0.3025 per common unit cash distribution on October 24, 2014, to be paid on November 14, 2014, to unitholders of record at the close of business on November 4, 2014.

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

The Partnership recorded amortization expense of $7 million during each of the three months ended September 30, 2014 and 2013, respectively, and $20 million and $11 million during each of the nine months ended September 30, 2014 and 2013, respectively.

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

For the period May 1, 2013 through May 29, 2014, CenterPoint Energy indirectly owned a 25.05% interest in SESH. Pursuant to the MFA, that interest could be contributed to the Partnership upon exercise of certain put or call rights, under which CenterPoint Energy would contribute to the Partnership CenterPoint Energy’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised. On May 13, 2014, CenterPoint Energy exercised its put right with respect to a 24.95% interest in SESH. Pursuant to the put right, on May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to the Partnership in exchange for 6,322,457 common units representing limited partner interests in the Partnership, which had a fair value of $161 million based upon the closing market price of the Partnership's common units. If CenterPoint Energy were to exercise its remaining put right or the Partnership were to exercise its remaining call right (which may be no earlier than June 2015), CenterPoint Energy’s retained interest in SESH would be contributed to the Partnership in exchange for consideration consisting of 25,341 limited partner units for a 0.1% interest in SESH and, subject to certain restrictions, a cash payment, payable either from CenterPoint Energy to the Partnership or from the Partnership to CenterPoint Energy, in an amount such that the total consideration exchanged is equal in value to the fair market value of the contributed interest in SESH, subject to adjustment for accretion and dilution events. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH. As of September 30, 2014, the Partnership owns a 49.90% interest in SESH.

In connection with CenterPoint Energy's exercise of its put right with respect to its 24.95% interest in SESH, the parties agreed to allocate the distributions for the second quarter on (i) the SESH interest acquired by Enable and (ii) the Enable units issued to CenterPoint Energy for the SESH interest pro rata based on the time each party held the relevant interest. On July 25, 2014, the Partnership received a $7 million distribution from SESH for the three month period ended June 30, 2014, representing the Partnership's 49.90% interest in SESH.  Under the terms of the agreement, the Partnership made a payment of approximately $1 million to CenterPoint Energy related to the additional 24.95% interest during the quarter ending September 30, 2014.

On June 13, 2014, SESH made a special distribution of the proceeds of its $400 million senior note issuance, less debt issuance costs, which resulted in a $198 million distribution to the Partnership. In August 2014, the Partnership contributed $187 million to SESH which was utilized to repay SESH's $375 million senior notes due August 2014, increasing the book value of the Partnership's 49.90% investment in SESH to $349 million as of September 30, 2014. The Partnership and other members of SESH intend to contribute or otherwise return the remaining special distribution to SESH as necessary for general SESH purposes, including capital expenditures associated with SESH's expansion plans.

Investment in Equity Method Affiliates:

(In millions)
Balance as of December 31, 2013	$198
Interest acquisition of SESH	161
Return of investment from SESH refinancing	(198)
Additional investment in SESH	187
Equity in earnings of equity method affiliate	12
Contributions to equity method affiliate	2
Distributions from equity method affiliate	(13)
Balance as of September 30, 2014	$349

Equity in Earnings of Equity Method Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
SESH	$5	$3	$12	$12

Distributions from Equity Method Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
SESH (1)	$7	$3	$13	$20
 _____________________

(1)	Excludes $198 million in special distributions for the return of investment in SESH for the nine month period ended September 30, 2014.

Summarized financial information of SESH is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Income Statements:
Revenues	$27	$28	$80	$81
Operating income	17	18	50	49
Net income	12	13	34	34

(8) Debt

On May 27, 2014, the Partnership completed the private offering of $500 million 2.400% senior notes due 2019 (2019 Notes), $600 million 3.900% senior notes due 2024 (2024 Notes) and $550 million 5.000% senior notes due 2044 (2044 Notes), with registration rights. The Partnership received aggregate proceeds of $1.63 billion. Certain of the proceeds were used to repay the $1.05 billion senior unsecured term loan facility (Term Loan Facility), and certain of the proceeds were used to repay the Enable Oklahoma $250 million variable rate term loan and the Enable Oklahoma $200 million 6.875% senior notes due July 15, 2014, and for general corporate purposes. On July 15, 2014, the Partnership repaid the Enable Oklahoma $200 million 6.875% senior notes. A wholly owned subsidiary of CenterPoint Energy has guaranteed collection of the Partnership’s obligations under the 2019 Notes and 2024 Notes, on an unsecured subordinated basis, subject to automatic release on May 1, 2016.

The Partnership also has a $1.4 billion senior unsecured revolving credit facility (Revolving Credit Facility) that is scheduled to expire on May 1, 2018. As of September 30, 2014, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. However, as discussed below, commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility.

The Revolving Credit Facility permits outstanding borrowings to bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of September 30, 2014, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.625% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of September 30, 2014, the commitment fee under the Revolving Credit Facility was 0.25% per annum based on the Partnership’s credit ratings.

In January 2014, the Partnership commenced a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. As of September 30, 2014, $95 million was outstanding under our commercial paper program. Any reduction in our credit ratings could prevent us from accessing the commercial paper markets.

As of September 30, 2014, the Partnership’s debt included $250 million of 6.25% senior notes due March 2020 (the Enable Oklahoma Senior Notes). The Enable Oklahoma Senior Notes have $30 million unamortized premium at September 30, 2014.

Unamortized debt expense of $17 million and $9 million at September 30, 2014 and December 31, 2013, respectively, is classified in Other Assets in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt. Unamortized premium on long-term debt of $30 million and $37 million at September 30, 2014 and December 31, 2013, respectively, is classified as either Long-Term Debt or Current Portion of Long-Term Debt, consistent with the underlying debt instrument, in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt.

The Partnership recorded a $4 million loss on extinguishment of debt associated with the retirement of the $1.05 billion Term Loan Facility and the Enable Oklahoma $250 million variable rate term loan, discussed above, which is included in Other, net on the Condensed Combined and Consolidated Statement of Income.

As of September 30, 2014, the Partnership and Enable Oklahoma were in compliance with all of their debt agreements, including financial covenants.

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended September 30, 2014, there were no transfers between Level 1, 2, and 3 investments.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$4	$(2)	$—	$—
Significant other observable inputs (Level 2)	1	—	33	$11
Unobservable inputs (Level 3)	1	—	—	$—
Total fair value	6	(2)	33	$11
Netting adjustments	—	—	—	$—
Total	$6	$(2)	$33	$11

December 31, 2013	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$1	$2	$—	$—
Significant other observable inputs (Level 2)	—	1	8	10
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	1	3	8	10
Netting adjustments	(1)	(2)	—	—
Total	$—	$1	$8	$10
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by Enable Oklahoma are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of September 30, 2014 and December 31, 2013.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $1 million and $2 million at September 30, 2014 and December 31, 2013, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $1 million and $3 million at September 30, 2014 and December 31, 2013, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, notes payable-commercial paper, and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Long-term notes payable - affiliated companies (Level 2)	$363	$366	$363	$363
Revolving Credit Facility (Level 2)(1)	—	—	333	333
Term Loan Facility (Level 2)	—	—	1,050	1,050
Enable Oklahoma Term Loan (Level 2)	—	—	250	250
Enable Oklahoma Senior Notes (Level 2)(2)	280	286	487	477
Enable Midstream Partners, LP 2019, 2024 and 2044 Notes (Level 2)	1,649	1,641	—	—
___________________

(1)
Borrowing capacity is reduced by our borrowings outstanding under the commercial paper program. $95 million of commercial paper was outstanding as of September 30, 2014 and none was outstanding as of December 31, 2013.

(2)	No amount was included in the current portion of long term debt as of September 30, 2014 and $204 million is included as of December 31, 2013.

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

At September 30, 2014 and December 31, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

As of September 30, 2014 and December 31, 2013, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of September 30, 2014, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes.

	Gross Notional Volume
	Purchases	Sales
Natural gas— TBtu(1)
Physical	7	39
Fixed futures/swaps	3	15
Basis futures/swaps	6	18
Condensate— MBbl(2)
Futures/swaps	—	168
Natural gas liquids— MBbl(3)
Futures/swaps	—	204
____________________

(1)
85.4 percent of the natural gas contracts have durations of one year or less, 9.8 percent have durations of more than one year and less than two years and 4.8 percent have durations of more than two years.

(2)	100.0 percent of the condensate contracts have durations of one year or less.

(3)	100.0 percent of the natural gas liquids contracts have durations of one year or less.

As of December 31, 2013, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes.

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

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheet as of September 30, 2014 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives not designated as hedging instruments
Natural gas
Financial futures/swaps	Other Current	$6	$2
Physical purchases/sales	Other Current	1	—
Total gross derivatives (1)		$7	$2
_____________________

(1)	See Note 9 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheet as of September 30, 2014.
The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheet as of December 31, 2013 are as follows:

		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities
		(In millions)
Derivatives not designated as hedging instruments
Natural gas
Financial futures/swaps	Other Current	$1	$2
Physical purchases/sales	Other Current	—	1
Total gross derivatives (1)		$1	$3
_______________________

(1)	See Note 9 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheet as of December 31, 2013.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Partnership’s Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014.

	Amounts Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Natural gas physical purchases/sales gains (losses)	$(1)	$1	$(1)	$(2)
Natural gas financial futures/swaps gains (losses)	3	—	4	1
Condensate financial futures/swaps gains (losses)	$3	$—	$2	$—
Total	$5	$1	$5	$(1)

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended September 30, 2014 and 2013, if any, are reported in Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, at September 30, 2014, the Partnership would have been required to post no cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at September 30, 2014. In addition, the Partnership could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

(11) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

The Partnership’s revenues from affiliated companies accounted for 5% and 8% of revenues during the three months ended September 30, 2014 and 2013, respectively, and 5% and 10% of revenues during the nine months ended September 30, 2014 and 2013, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Combined and Consolidated Statements of Income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Gas transportation and storage - CenterPoint Energy	$22	$23	$82	$82
Gas sales - CenterPoint Energy	1	22	17	46
Gas transportation and storage - OGE Energy (1)	9	12	31	20
Gas sales - OGE Energy (1)	5	9	10	11
Total revenues - affiliated companies	$37	$66	$140	$159
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

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Combined and Consolidated Statements of Income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Cost of goods sold - CenterPoint Energy	$—	$1	$2	$4
Cost of goods sold - OGE Energy	8	3	14	5
Total cost of goods sold - affiliated companies	$8	$4	$16	$9

Prior to May 1, 2013, the Partnership had employees and reflected the associated benefit costs directly and not as corporate services. Under the terms of the MFA, effective May 1, 2013 the Partnership’s employees were seconded by CenterPoint Energy and OGE Energy, and the Partnership began reimbursing each of CenterPoint Energy and OGE Energy for all employee costs under the seconding agreements until the seconded employees transition from CenterPoint Energy and OGE Energy to the Partnership. The Partnership anticipates transitioning seconded employees from CenterPoint Energy and OGE Energy to the Partnership effective January 1, 2015, except for those employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at $6 million in each of 2015 and 2016, $5 million in 2017, and at actual cost subject to a cap of $5 million in 2018 and thereafter, in the event of continued secondment.

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

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in operating and maintenance expenses in Partnership’s Condensed Combined and Consolidated Statements of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Seconded Employee Costs - CenterPoint Energy (1)	$32	$36	$101	$61
Corporate Services - CenterPoint Energy	6	9	23	31
Seconded Employee Costs - OGE Energy (2)	25	26	78	41
Corporate Services - OGE Energy (2)	3	6	13	10
Total corporate services and seconded employees expense	$66	$77	$215	$143
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

The Partnership has outstanding long-term notes payable—affiliated companies to CenterPoint Energy at both September 30, 2014 and December 31, 2013 of $363 million which mature in 2017. Notes having an aggregate principal amount of approximately $273 million bear a fixed interest rate of 2.10% and notes having an aggregate principal amount of approximately $90 million bear a fixed interest rate of 2.45%.

The Partnership recorded affiliated interest expense to CenterPoint Energy on note payable—affiliated companies of $2 million during each of the three months ended September 30, 2014 and 2013, respectively, and $6 million and $33 million during the nine months ended September 30, 2014 and 2013, respectively.

The Partnership recorded no interest income—affiliated companies from CenterPoint Energy on notes receivable—affiliated companies and $1 million during each of the three months ended September 30, 2014 and 2013, respectively, and no interest income-affiliated companies and $9 million during each of the nine months ended September 30, 2014 and 2013, respectively.

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

(13) Income Taxes

The items comprising income tax expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Provision (benefit) for current income taxes
Federal	$1	$3	$2	$1
State	—	—	1	1
Total provision (benefit) for current income taxes	1	3	3	2
Provision (benefit) for deferred income taxes, net
Federal	$(1)	(2)	$(2)	$(1,039)
State	1	—	1	(158)
Total provision (benefit) for deferred income taxes, net	—	(2)	(1)	(1,197)
Total income tax expense (benefit)	$1	$1	$2	$(1,195)

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

As a result of the conversion to a limited partnership, CenterPoint Energy assumed all outstanding current income tax liabilities and the deferred income tax assets and liabilities were eliminated by recording a provision for income tax benefit of $1.24 billion.

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

The following table summarizes the Partnership’s compensation expense for the three and nine months ended September 30, 2014 and 2013 related to performance units, restricted units, and phantom units for the Partnership's employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Performance units	$1	$—	$1	$—
Restricted units	3	—	8	—
Phantom units	1	—	1	—
Total compensation expense	$5	$—	$10	$—

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

Restricted Units

On April 16, 2014 the board of directors of Enable GP granted 375,000 restricted units to the Chief Executive Officer of Enable GP, of which 40% vested on August 1, 2014 and 20% vest on each of February 1, 2015, 2016 and 2017. Additionally, on April 16, 2014, the board of directors of Enable GP granted 150,000 restricted units to the Chief Executive Officer of Enable GP, which vest four years from the grant date. On April 16, 2014, the board of directors of Enable GP granted 137,500 restricted units to the Chief Financial Officer of Enable GP, which vest 45.46% on March 1, 2015 and 54.54% on March 1, 2016. Additionally, on April 16, 2014, the board of directors of Enable GP granted 25,000 restricted units to the Chief Financial Officer of Enable GP, which vest four years from the grant date. Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to the Partnership for any reason other than death, disability or retirement. During the restriction period these units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The board of directors of Enable GP has also authorized various grants of time-based restricted units (restricted units) to certain employees providing services to the Partnership that are subject to cliff vesting over various terms, not longer than three years from the grant date. Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to the Partnership for any reason other than death, disability or retirement. During the restriction period these units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

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

2014
Restricted units granted on April 16, 2014 to the Chief Executive Officer and Chief Financial Officer of Enable GP	687,500
Fair value of restricted units granted	$22.60

Restricted units granted to the Partnership's employees	243,616
Fair value of restricted units granted	$24.65 - $25.50

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

Units Outstanding

A summary of the activity for the Partnership's performance units, restricted units, and phantom units applicable to the Partnership’s employees at September 30, 2014 and changes in 2014 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value
	(In millions, except unit data)
Units Outstanding at December 31, 2013	—		—		—
Granted(1)	563,963		931,116		100,000
Vested	(1,545)		(150,515)		(500)
Forfeited	(7,034)		(2,901)		(6,000)
Units Outstanding at September 30, 2014	555,384	$13	777,700	$19	93,500	$2
Units Fully Vested at September 30, 2014	1,545	$—	150,515		500	$—
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

	September 30, 2014
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$13	2.89
Restricted Units	14	1.80
Phantom Units	1	0.58
Total	$28

As of September 30, 2014, there were 11,519,555 units available for issuance under the long term incentive plan.

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

Financial data for business segments and services are as follows:

Three Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$604	$341	$(142)	$803
Cost of goods sold, excluding depreciation and amortization	382	198	(141)	439
Operation and maintenance	76	53	(1)	128
Depreciation and amortization	41	28	—	69
Impairment	1	—	—	1
Taxes other than income tax	8	6	—	14
Operating income	$96	$56	$—	$152
Total assets	$8,169	$5,400	$(1,877)	$11,692
Capital expenditures	$227	$25	$(4)	$248

Three Months Ended September 30, 2013	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$544	$353	$(105)	$792
Cost of goods sold, excluding depreciation and amortization	351	212	(104)	459
Operation and maintenance	68	57	(1)	124
Depreciation and amortization	37	30	—	67
Impairment	12	—	—	12
Taxes other than income tax	6	9	—	15
Operating income	$70	$45	$—	$115
Total assets as of December 31, 2013	$7,157	$5,717	$(1,642)	$11,232
Capital expenditures	$160	$37	$—	$197
_____________________

(1)
Transportation and Storage recorded equity income of $5 million and $3 million for the three months ended September 30, 2014 and 2013, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $349 million and $198 million as of September 30, 2014 and December 31, 2013, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 50% interest in SESH until May 1, 2013 when the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy. For the period of May 1, 2013 through May 29, 2014 the Partnership reflected a 24.95% interest in SESH. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. As of September 30, 2014, the Partnership owns 49.90% interest in SESH. See Note 7 for further discussion regarding SESH.

Nine Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$1,882	$1,219	$(469)	$2,632
Cost of goods sold, excluding depreciation and amortization	1,250	768	(468)	1,550
Operation and maintenance	219	165	(1)	383
Depreciation and amortization	118	87	—	205
Impairment	1	—	—	1
Taxes other than income tax	18	23	—	41
Operating income	$276	$176	$—	$452
Total assets	$8,169	$5,400	$(1,877)	$11,692
Capital expenditures	$522	$69	$(5)	$586

Nine Months Ended September 30, 2013	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$1,135	$784	$(254)	$1,665
Cost of goods sold, excluding depreciation and amortization	673	406	(252)	827
Operation and maintenance	155	149	(2)	302
Depreciation and amortization	80	68	—	148
Impairment	12	—	—	12
Taxes other than income tax	13	24	—	37
Operating income	$202	$137	$—	$339
Total assets as of December 31, 2013	$7,157	$5,717	$(1,642)	$11,232
Capital expenditures	$269	$97	$—	$366
_____________________

(1)
Transportation and Storage recorded equity income of $12 million and $12 million for the nine months ended September 30, 2014 and 2013, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $349 million and $198 million as of September 30, 2014 and December 31, 2013, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 50% interest in SESH until May 1, 2013 when the Partnership distributed a 25.05% interest in SESH to CenterPoint Energy. For the period of May 1, 2013 through May 29, 2014 the Partnership reflected a 24.95% interest in SESH. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. As of September 30, 2014, the Partnership owns 49.90% interest in SESH. See Note 7 for further discussion regarding SESH.

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

Outlook

We plan to continue to invest in midstream infrastructure projects, including investments in natural gas gathering, natural gas processing, crude oil gathering and natural gas transportation assets. In 2014 we anticipate capital expenditures could range from $870 million to $940 million, inclusive of capital identified as maintenance spending.

The growth in our gathering and processing business is driven primarily by producer activity across our footprint, particularly in the Williston and Anadarko basins. The current prices of natural gas liquids and crude oil prices favor drilling activity in the Williston and Anadarko basins, and we have seen significant producer activity within and near our gathering systems in these basins. At current drilling levels, we expect that crude oil and natural gas gathering volumes will continue to increase in these areas. The Ark-La-Tex and Arkoma basins are primarily lean gas basins that are less economic to produce at current commodity prices compared to other basins in the country. We anticipate that natural gas gathering volumes in these areas will continue to decline at current activity levels; however, much of the impact of these decreased volumes is expected to be offset by payments under minimum volume commitment contracts.

Our transportation and storage business is driven primarily by producer activity around our pipeline systems as well as natural gas end-user demand. Our pipelines are connected to industrial end users and utilities, such as local distribution companies, or LDCs, and power generators, and we continue to see demand for transportation and storage services from these customers. For example, MRT recently extended firm transportation and storage contracts with Laclede Gas Company, MRT’s largest customer, through 2017 and 2018 at existing contract demand levels. Producer activity around our Anadarko pipeline system continues to drive demand on our intrastate and interstate transportation systems. For example, EGT contracted with a producer earlier this year for a 10-year firm transportation service agreement that provides for transportation of up to 230,000 dekatherms per day by November 1, 2015. Some areas of our systems, such as EGT’s Carthage, Texas, to Perryville, Louisiana, pipeline, have contracts with higher rates than current market rates in these areas. We anticipate lower margins in these areas as contracts with higher rates expire should market rates remain at current levels.

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

Three Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$604	$341	$(142)	$803
Cost of goods sold (excluding depreciation and amortization)	382	198	(141)	439
Gross margin on revenues	222	143	(1)	364
Operation and maintenance	76	53	(1)	128
Depreciation and amortization	41	28	—	69
Impairment	1	—	—	1
Taxes other than income tax	8	6	—	14
Operating income	$96	$56	$—	$152
Equity in earnings of equity method affiliates	$—	$5	$—	$5

Three Months Ended September 30, 2013	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$544	$353	$(105)	$792
Cost of goods sold (excluding depreciation and amortization)	351	212	(104)	459
Gross margin on revenues	193	141	(1)	333
Operation and maintenance	68	57	(1)	124
Depreciation and amortization	37	30	—	67
Impairment	12	—	—	12
Taxes other than income tax	6	9	—	15
Operating income	$70	$45	$—	$115
Equity in earnings of equity method affiliates	$—	$3	$—	$3

Nine Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$1,882	$1,219	$(469)	$2,632
Cost of goods sold (excluding depreciation and amortization)	1,250	768	(468)	1,550
Gross margin on revenues	632	451	(1)	1,082
Operation and maintenance	219	165	(1)	383
Depreciation and amortization	118	87	—	205
Impairment	1	—	—	1
Taxes other than income tax	18	23	—	41
Operating income	$276	$176	$—	$452
Equity in earnings of equity method affiliates	$—	$12	$—	$12

Nine Months Ended September 30, 2013	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$1,135	$784	$(254)	$1,665
Cost of goods sold (excluding depreciation and amortization)	673	406	(252)	827
Gross margin on revenues	462	378	(2)	838
Operation and maintenance	155	149	(2)	302
Depreciation and amortization	80	68	—	148
Impairment	12	—	—	12
Taxes other than income tax	13	24	—	37
Operating income	$202	$137	$—	$339
Equity in earnings of equity method affiliates	$—	$12	$—	$12

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Data:
Gathered volumes—TBtu	306	320	913	790
Gathered volumes—TBtu/d	3.32	3.48	3.34	2.89
Natural gas processed volumes—TBtu	147	137	418	264
Natural gas processed volumes—TBtu/d	1.60	1.49	1.53	0.97
NGLs produced—MBbl/d(1)	68.11	63.16	67.63	38.92
NGLs sold—MBbl/d(1)(3)	68.87	63.35	69.60	39.17
Condensate sold—MBbl/d	3.52	2.26	4.31	1.47
Crude Oil - Gathered volumes—MBbl/d(2)	4.51	—	2.37	—
Transported volumes—TBtu	418	417	1,373	1,183
Transportation volumes—TBtu/d	4.54	4.53	5.02	4.32
Interstate firm contracted capacity—Bcf/d	7.50	7.56	8.69	7.74
Intrastate average deliveries—TBtu/d	1.66	1.66	1.62	0.88
 _____________________

(1)	Excludes condensate.

(2)	Initial operation of our crude oil gathering system began on November 1, 2013.

(3)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

Three months ended September 30, 2014 compared to three months ended September 30, 2013. Our gathering and processing business segment reported operating income of $96 million in the three months ended September 30, 2014 compared to $70 million in the three months ended September 30, 2013. Operating income increased $26 million primarily from increased gross margin of $29 million and decreased impairment charges of $11 million, partially offset by an increase in operation and maintenance expenses of $8 million, an increase in depreciation and amortization of $4 million and an increase in taxes other than income tax of $2 million, during the three months ended September 30, 2014.

Our gathering and processing business segment gross margin increased $29 million primarily due to higher processing margin of $30 million due to higher processed volumes in the Anadarko and Ark-La-Tex basins, higher gathering margins in the Ark-La-Tex and Arkoma basins of $3 million, and higher crude oil gathering margin of $2 million, partially offset by $6 million due to higher cost of goods sold on measurement and communication services to third parties.

Our gathering and processing business segment operation and maintenance expenses increased $8 million primarily due to an increase in general and administrative expenses related to an increased payroll-related expense of $2 million to support business growth, an increase in integration costs of $3 million, an increase in non-capital costs of $3 million, a write down of materials and supplies inventory of $3 million and a loss on sale of assets of $5 million, partially offset by a decrease in expenses related to measurement and communication services to third parties of $8 million.

Our gathering and processing business segment depreciation and amortization increased $4 million due to assets placed in-service.

Our gathering and processing business segment impairment decreased $11 million due to a decrease in impairment of Service Star of $12 million, partially offset by an increase in impairment of assets held for sale of $1 million.

Our gathering and processing business segment taxes other than income tax increased $2 million due to increased ad valorem taxes as a result of additional assets placed in service.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Our gathering and processing business segment reported operating income of $276 million in the nine months ended September 30, 2014 compared to $202 million in the nine months ended September 30, 2013. Operating income increased $74 million primarily from increased gross margin of $170 million and decreased impairment charges of $11 million, partially offset by an increase in operation and maintenance expenses of $64 million, an increase in depreciation and amortization of $38 million and an increase in taxes other than income tax of $5 million, during the nine months ended September 30, 2014.

Our gathering and processing business segment gross margin increased $170 million primarily due to the acquisition of Enogex, resulting in an increase to margin of $138 million, higher natural gas prices of $11 million, higher processing margin of $29 million due to higher processed volumes in the Anadarko and Ark-La-Tex basins, and higher crude oil gathering margin of $2 million, partially offset by $10 million due to lower measurement and communication services to third parties.

Our gathering and processing business segment operation and maintenance expenses increased $64 million primarily due to the acquisition of Enogex, which contributed $51 million of operation and maintenance expenses and an increase in general and administrative expenses related to an increased payroll-related expense of $6 million to support business growth, an increase in integration costs of $3 million, an increase in non-capital costs of $4 million, a write down of materials and supplies inventory of $3 million and a loss on sale of assets of $5 million, partially offset by a decrease in expenses related to measurement and communication services to third parties of $8 million.

Our gathering and processing business segment depreciation and amortization increased $38 million due to the assets placed in-service from the 2013 acquisition of Enogex of $31 million and assets placed in service of $7 million.

Our gathering and processing business segment impairment decreased $11 million due to a decrease in impairment of Service Star of $12 million, partially offset by an increase in impairment of assets held for sale of $1 million.

Our gathering and processing business segment taxes other than income tax increased $5 million due to increased ad valorem taxes as a result of assets in service from the 2013 acquisition of Enogex of $4 million and other additional assets placed in service of $4 million, partially offset by the favorable settlement of a state and local tax dispute for $3 million less than the previously recognized reserve.

Transportation and Storage

Three months ended September 30, 2014 compared to three months ended September 30, 2013. Our transportation and storage business segment reported operating income of $56 million in the three months ended September 30, 2014 compared to $45 million in the three months ended September 30, 2013. Operating income increased $11 million primarily resulting from an increase in gross margin of $2 million, lower taxes other than income tax of $3 million, a decrease of $4 million in operation and maintenance expenses and a $2 million decrease in depreciation and amortization expenses during the three months ended September 30, 2014.

Our transportation and storage business segment gross margin increased $2 million primarily due to increased margin on ancillary services composed of a $5 million increase in margins from system optimization opportunities and a $2 million increase from operational synergies, as well as improvements to gross margin of $2 million due to other firm transportation revenues, partially offset by a decrease in liquid sales of $1 million, as well as a decrease in storage demand fees of $5 million, and balancing services of $1 million.

Our transportation and storage business segment operation and maintenance expenses decreased $4 million due to a decrease in corporate service costs of $10 million and a litigation settlement of $5 million in 2013, offset in 2014 by $2 million of insurance proceeds, partially offset by an increase in general and administrative expenses related to an increased payroll-related expense of $8 million to support business growth, an increase in non-capital costs of $3 million and a write down of materials and supplies inventory of $2 million.

Our transportation and storage business segment depreciation and amortization decreased $2 million primarily due to the settlement of the MRT rate case in 2013 of $2 million.

Our transportation and storage business segment taxes other than income tax decreased $3 million due to reduced ad valorem taxes.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $5 million and $3 million for the three months ended September 30, 2014 and 2013, respectively, from our interest in SESH, a jointly owned pipeline. The $2 million increase in equity in earnings of equity method affiliates is attributable to an increase to our 24.95% interest in SESH on May 30, 2014, when CenterPoint Energy contributed an additional 24.95% interest in SESH to the Partnership.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Our transportation and storage business segment reported operating income of $176 million in the nine months ended September 30, 2014 compared to $137 million in the nine months ended September 30, 2013. Operating income increased $39 million primarily resulting from an increase in gross margin of $73 million and lower taxes other than income tax of $1 million, partially offset by an increase of $16 million in operation and maintenance expenses and a $19 million increase in depreciation and amortization expenses for the nine months ended September 30, 2014.

Our transportation and storage business segment gross margin increased $73 million primarily due to the acquisition of Enogex, which contributed $47 million to gross margin, increased margin on ancillary services composed of a $12 million increase in margins from system optimization opportunities and $3 million increase from operational synergies, a $3 million increase in liquid sales, and an increase to margins from off-system transportation revenues of $4 million, as well as continued improvements to gross margin of $6 million due to higher rates on transportation services for local distribution companies, and higher other firm transportation revenues of $3 million, partially offset by a decrease in storage demand fees of $5 million and balancing services of $1 million.

Our transportation and storage business segment operation and maintenance expenses increased $16 million due to the acquisition of Enogex, which contributed $19 million to operation and maintenance expenses, and an increase in general and administrative expenses related to an increased payroll-related expense of $13 million to support business growth, an increase in non-capital costs of $3 million, a write down of materials and supplies inventory of $2 million, partially offset by a decrease in gas control, volume control and customer service relocation costs of $4 million, a decrease in corporate service costs of $10 million, and a litigation settlement of $5 million in 2013, offset in 2014 by $2 million of insurance proceeds.

Our transportation and storage business segment depreciation and amortization increased $19 million primarily due to the additional assets in service from the acquisition of Enogex of $16 million, MRT rate case impact of $1 million and asset additions of $2 million.

Our transportation and storage business segment taxes other than income tax decreased $1 million due to reduced ad valorem taxes of $4 million, partially offset by the acquisition of Enogex, which contributed $3 million to taxes other than income tax.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $12 million for the nine months ended September 30, 2014 and 2013, respectively, from our interest in SESH, a jointly owned pipeline.

Condensed Combined and Consolidated Interim Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Operating Income	$152	$115	$452	$339
Other Income (Expense):
Interest expense	(20)	(13)	(50)	(53)
Equity in earnings of equity method affiliates	5	3	12	12
Interest income—affiliated companies	—	1	—	9
Other, net	3	—	(2)	—
Total Other Income (Expense)	(12)	(9)	(40)	(32)
Income Before Income Taxes	140	106	412	307
Income tax expense (benefit)	1	1	2	(1,195)
Net Income	$139	$105	$410	$1,502
Less: Net income attributable to noncontrolling interest	—	1	2	2
Net Income attributable to Enable Midstream Partners, LP	$139	$104	$408	$1,500

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Other Financial Data:
Gross Margin (1)	$364	$333	$1,082	$838
Adjusted EBITDA (1)	231	205	670	529
Distributable cash flow (1)	161	134	503	361
 _____________________

(1)
Gross margin, Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measure within this Part I, Item 2.

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Net Income attributable to the Partnership. We reported net income attributable to the Partnership of $139 million and $104 million in the three months ended September 30, 2014 and 2013, respectively. The increase in net income attributable to the Partnership of $35 million was primarily attributable to an increase in operating income of $37 million, an increase in other income and expense of $3 million, an increase in equity earnings in equity method affiliates of $2 million (discussed by business segment above), partially offset by a decrease in interest income of $1 million as a result of the reduction in notes receivable, and an increase in interest expense of $7 million in the three months ended September 30, 2014.

Interest Expense. Interest expense increased $7 million primarily due to higher interest rates associated with the Partnership's 2019 Notes, 2024 Notes and 2044 Notes issued in May 2014, as compared to the interest rates associated with the Partnership's Term Loan Facility that the 2019 Notes, 2024 Notes and 2044 Notes were used to repay.

Income Tax Expense. Effective May 1, 2013, upon conversion to a limited partnership, the Partnership’s earnings are no longer subject to income taxes (other Texas state margin taxes). Consequently, the Condensed Combined and Consolidated Statement of Income for the three months ended September 30, 2014 does not include an income tax provision (other than Texas state margin taxes and taxes associated with our corporate subsidiary).

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Net Income attributable to the Partnership. We reported net income attributable to the Partnership of $408 million and $1,500 million in the nine months ended September 30, 2014 and 2013, respectively. The decrease in net income attributable to the Partnership of $1,092 million was primarily attributable to the decrease in income tax benefit from no longer being subject to income taxes of $1,197 million, an increase in other income and expense of $2 million primarily related to the loss on extinguishment of debt, a decrease in interest income of $9 million as a result of the reduction in notes receivable, partially offset by a decrease in interest expense of $13 million (excluding the impact of interest on debt acquired with Enogex reflected in the acquisition impact below), an increase related to the acquisition of Enogex on May 1, 2013 of $50 million, and an increase in operating income of $53 million (excluding the impact of the acquisition of Enogex and discussed by business segment above) in the nine months ended September 30, 2014.

Interest Expense. Interest expense decreased $3 million, primarily due to a decrease of $13 million related to lower interest rates on the Partnership's outstanding debt (excluding the impact of the acquisition of Enogex discussed above), partially offset by a $10 million increase in interest expense incurred on the debt assumed with the acquisition of Enogex.

Income Tax Expense. Effective May 1, 2013, upon conversion to a limited partnership, the Partnership’s earnings are no longer subject to income taxes (other Texas state margin taxes). As a result of the conversion to a partnership, we recognized our outstanding current income tax liabilities and deferred income tax assets and liabilities by recording an income tax benefit of $1,197 million. Consequently, the Condensed Combined and Consolidated Statement of Income for the nine months ended September 30, 2014 does not include an income tax provision (other than Texas state margin taxes and taxes associated with our corporate subsidiary).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$803	$792	$2,632	$1,665
Cost of goods sold, excluding depreciation and amortization	439	459	1,550	827
Gross margin	$364	$333	$1,082	$838

Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$139	$104	$408	$1,500
Add:
Depreciation and amortization expense	69	67	205	148
Interest expense, net of interest income	20	12	50	44
Income tax expense (benefit)	1	1	2	(1,195)
EBITDA	$229	$184	$665	$497
Add:
Loss on extinguishment of debt	—	—	4	—
Distributions from equity method affiliates (1)	7	3	13	20
Other non-cash losses	8	9	8	12
Impairment	1	12	1	12
Less:
Other non-cash gains	(9)	—	(9)	—
Equity in earnings of equity method affiliates	(5)	(3)	(12)	(12)
Adjusted EBITDA	$231	$205	$670	$529
Less:
Adjusted interest expense, net (2)	(23)	(17)	(60)	(51)
Maintenance capital expenditures	(47)	(54)	(107)	(117)
Distributable cash flow	$161	$134	$503	$361

Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$269	$184	$561	$472
Interest expense, net of interest income	20	12	50	44
Net income attributable to noncontrolling interest	—	(1)	(2)	(2)
Income tax expense (benefit)	1	1	2	(1,195)
Deferred income tax benefit	—	2	1	1,197
Equity in earnings of equity method affiliates, net of distributions (1)	(2)	—	(1)	(8)
Impairment	(1)	(12)	(1)	(12)
Other non-cash items	(5)	(1)	(11)	(2)
Changes in operating working capital which (provided) used cash:
Accounts receivable	(20)	21	11	39
Accounts payable	(5)	(19)	96	(10)
Other, including changes in noncurrent assets and liabilities	(28)	(3)	(41)	(26)
EBITDA	$229	$184	$665	$497
Add:
Loss on extinguishment of debt	—	—	4	—
Distributions from equity method affiliates (1)	7	3	13	20
Impairment	1	12	1	12
Other non-recurring losses	8	9	8	12
Less:
Other non-recurring gains	(9)	—	(9)	—
Equity in earnings of equity method affiliates	(5)	(3)	(12)	(12)
Adjusted EBITDA	$231	$205	$670	$529

____________________
(1) Excludes $198 million in special distributions for the return of investment in SESH for the nine month period ended September 30, 2014.
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

Distributions

On October 24, 2014, the board of directors of Enable GP declared a quarterly cash distribution of $0.3025 per common unit on all of the Partnership's outstanding common and subordinated units for the period ended September 30, 2014. The distribution will be paid November 14, 2014 to unit holders of record as of the close of business November 4, 2014. This distribution is based on the Partnership’s Second Amended and Restated Agreement of Limited Partnership, which went into effect on April 16, 2014.

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

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of September 30, 2014, we had working capital of $1 million. We utilize the Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$561	$472
Net cash (used in) provided by investing activities	(573)	63
Net cash provided by (used in) financing activities	(78)	(511)

Operating Activities

There was an increase of $89 million in net cash provided by operating activities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the impact of timing of payments and receipts on changes in assets and liabilities partially offset by:

•	the acquisition of Enogex on May 1, 2013, which added $186 million in gross margin and $70 million in operation and maintenance expenses during the nine months ended September 30, 2014; and

•	excluding the acquisition of Enogex:

•	higher Gathering and Processing gross margin of $32 million;

•	higher Transportation and Storage gross margin of $26 million; and

•
higher payroll related expenses of $19 million and higher non-capital costs of $7 million, offset by lower integration costs of $7 million and other costs of $9 million, all within operation and maintenance expenses.

Investing Activities

The increase of $636 million in net cash used in investing activities for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to higher gathering and processing capital expenditures of $253 million, the payment of the notes receivable—affiliated companies of $434 million in 2013, and investment in equity method affiliates of $187 million, partially offset by lower transportation and storage capital expenditures of $33 million, and distributions from equity method affiliates of $198 million in 2014.
Financing Activities

The Partnership also has a $1.4 billion Revolving Credit Facility, discussed in Note 8 of the condensed combined and consolidated financial statements and related notes. During the nine months ended September 30, 2014, there were gross borrowings under the Revolving Credit Facility of $115 million and gross repayments of $487 million. As of September 30, 2014, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. Commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility. As of September 30, 2014, we had $95 million outstanding under our commercial paper program. On May 27, 2014, the Partnership completed the private offering of $1.65 billion of our 2019 Notes, 2024 Notes and 2044 Notes. See Note 8 for further discussion.

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

Critical Accounting Policies and Estimates

As of September 30, 2014, there have been no significant changes to our critical accounting policies and estimates as disclosed in our Prospectus.

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

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
For the nine months ended September 30, 2013

	Enable Midstream Partners, LP Historical	Enogex Historical	Pro Forma Adjustments		Pro Forma
	(In millions)
Revenues	$1,665	$630	$1	A	$2,296
Cost of goods sold, excluding depreciation and amortization	827	489	(4)	A	1,312
Operating Expenses:
Operation and maintenance	302	64	—		366
Depreciation and amortization	148	37	20	A	205
Impairment	12	—	—		12
Taxes other than income tax	37	8	—		45
Total Operating Expenses	499	109	20		628
Operating income	339	32	(15)		356
Other Income (Expense):
Interest expense	(53)	(10)	31	B	(35)
			2	B
			(7)	C
			(1)	D
			3	A
Equity in earnings of equity method affiliates	12	—	(3)	F	9
Interest income—affiliated companies	9	—	(9)	B	—
Other, net	—	9	—		9
Total Other Income (Expense)	(32)	(1)	16		(17)
Income Before Income Taxes	307	31	1		339
Income tax expense (benefit)	(1,195)	—	1,196	E	1
Net Income	1,502	31	(1,195)		338
Less: Net income attributable to noncontrolling interest	2	—	—		2
Net Income attributable to Enable Midstream Partners, LP	$1,500	$31	$(1,195)		$336

(A) This adjustment reflects the acquisition of Enogex on May 1, 2013:
Revenue. The impact of removing the historical amortization and the historical recognition of deferred revenues at May 1, 2013 results in a net increase to revenue of $1 million during the nine months ended September 30, 2013.

Cost of Goods Sold, Excluding Depreciation and Amortization. The impact of recognizing liabilities for Enogex loss contracts at May 1, 2013 results in a reduction to cost of goods sold, excluding depreciation and amortization, of $4 million during the nine months ended September 30, 2013.

Depreciation and Amortization. As a result of applying purchase accounting to the acquisition of Enogex, property, plant and equipment and identifiable intangible assets were recorded at their fair value, resulting in additional depreciation and amortization expense. The impact of the step-up on depreciation expense is $20 million during the nine months ended September 30, 2013.

Interest Expense. The pro forma impact of the amortization of the premium, less the historical recognition of the premium, discount and deferred charges on interest expense, net of historical capitalized interest, is $3 million during the nine months ended September 30, 2013.

(B) Interest Expense. This adjustment reflects the settlement on May 1, 2013 of certain notes receivable—affiliated companies and notes payable—affiliated companies with CenterPoint Energy and OGE Energy, historically held by the Partnership and Enogex, respectively, by a total of $24 million during the nine months ended September 30, 2013.

(C) Interest Expense. This adjustment reflects the entrance into the $1.05 billion Term Loan Facility on May 1, 2013: this issuance results in an increase in interest expense of $7 million during the nine months ended September 30, 2013.

(D) Interest Expense. This adjustment reflects the entrance into the Revolving Credit Facility on May 1, 2013: this issuance results in an increase in interest expense of $1 million during the nine months ended September 30, 2013.

(E) Income Tax Expense. Upon conversion to a limited partnership on May 1, 2013, the Partnership’s earnings are no longer subject to income tax (other than Texas state margin taxes) and are taxable at the individual partner level. The pro forma adjustment to income taxes for the nine months ended September 30, 2013 removes $1.2 billion of historical income tax benefit.

(F) Equity in earnings of equity method affiliates. The 25.05% interest in SESH distributed to CenterPoint Energy results in a pro forma reduction to earnings of equity method affiliates of $3 million during the nine months ended September 30, 2013.

	Nine Months Ended September 30,
	Historical	Pro Forma
	2014	2013
Operating Data:
Gathered volumes—TBtu	913	975
Gathered volumes—TBtu/d	3.34	3.56
Natural gas processed volumes—TBtu	418	392
Natural gas processed volumes—TBtu/d	1.53	1.43
NGLs produced - MBbl/d(1)	67.63	58.88
NGLs sold—MBbl/d(1)(3)	69.60	59.11
Condensate sold - MBbl/d	4.31	2.91
Crude Oil - Gathered volumes - MBbl/d(2)	2.37	—
Transported volumes—TBtu	1,373	1,378
Transportation volumes—TBtu/d	5.02	5.04
Interstate firm contracted capacity—Bcf/d	8.69	7.74
Intrastate average deliveries - TBtu/day	1.62	1.59
 _____________________

(1)	Excludes condensate.

(2)	Initial operation of our crude oil gathering system began on November 1, 2013.

(3)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Nine Months Ended September 30,
	Historical	Pro Forma
	2014	2013
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$2,632	$2,296
Cost of goods sold, excluding depreciation and amortization	1,550	1,312
Gross margin	$1,082	$984
Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$408	$336
Add:
Depreciation and amortization expense	205	205
Interest expense, net of interest income	50	35
Income tax expense (benefit)	2	1
EBITDA	$665	$577
Add:
Loss on extinguishment of debt	4	—
Distributions from equity method affiliates(1)	13	16
Impairment	1	12
Other non-cash losses	8	16
Less:
Equity in earnings of equity method affiliates	(12)	(9)
Other non-cash gains	(9)	—
Gain on disposition	—	(10)
Adjusted EBITDA	$670	$602
Less:
Adjusted interest expense, net (2)	(60)	(44)
Maintenance capital expenditures	(107)	(127)
Distributable cash flow	$503	$431
 _____________________

(1)	Excludes $198 million in distributions of investment in equity method affiliates for the nine month period ended September 30, 2014.

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

Commodity Price Risk

While we generate a substantial portion of our gross margin pursuant to long-term, fee-based contracts that include minimum volume commitments and/or demand fees, we are also exposed to changes in the prices for natural gas and NGLs at various market hubs. To manage our direct exposure to commodity prices we have historically used forward commodity sales and other derivative contracts. We do not enter into risk management contracts for speculative purposes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2014. Based on such evaluation, our management has concluded that, as of September 30, 2014, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Prospectus. No material changes to such risk factors have occurred during the three and nine months ended September 30, 2014.

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

The Offering closed on April 16, 2014. The Partnership received net proceeds from the sale of the common units of approximately $464 million, after deducting underwriting discounts and commissions of approximately $29 million, and the structuring fee and offering expenses of approximately $7 million. The Partnership retained approximately $451 million of the net proceeds of the Offering for general partnership purposes, including the funding of expansion capital expenditures, and approximately $13 million to pre-fund demand fees expected to be incurred over the next three years relating to certain expiring transportation and storage contracts. As of September 30, 2014, $451 million has been spent for the repayment of debt and expansion capital expenditures.

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
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
+10.1	First Amendment to Employee Transition Agreement, dated as of October 22, 2014 by and among Enable GP, LLC, CenterPoint Energy, Inc. and OGE Energy Corp
+10.2	First Amendment to OGE Transitional Seconding Agreement, dated as of October 22, 2014, between OGE Energy Corp. and Enable Midstream Partners, LP
+10.3	First Amendment to Services Agreement, dated as of October 22, 2014, between OGE Energy Corp and Enable Midstream Partners, LP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	November 4, 2014	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)