Form 10-Q
period 2015-03-31
Enable Midstream Partners, LP
filed 2015-05-06
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
At April 17, 2015, there were 214,423,917 common units and 207,855,430 subordinated units outstanding.

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

Annual Report.	Annual Report on Form 10-K for the year ended December 31, 2014.
ASU.	Accounting Standards Update.
Barrel.	42 U.S. gallons of petroleum products.
Bbl.	Barrel.
Bcf/d.	Billion cubic feet per day.
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
EGT.
Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 5,952-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Tex-La basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas.

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
SESH.
Southeast Supply Header, LLC, in which the Partnership owns a 49.90% interest at March 31, 2015, that operates a 286-mile interstate natural gas pipeline from Perryville, Louisiana, to southeastern Alabama near the Gulf Coast.

TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
WTI.	West Texas Intermediate.
2019 Notes.	$500 million 2.400% senior notes due 2019.
2024 Notes.	$600 million 3.900% senior notes due 2024.
2044 Notes.	$550 million 5.000% senior notes due 2044.

FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “could,” “will,” “should,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report include our expectations of plans, strategies, objectives, growth and anticipated financial and operational performance, including revenue projections, capital expenditures and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 (Annual Report). Those risk factors and other factors noted throughout this report and in our Annual Report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply and demand for natural gas, NGLs, crude oil and midstream services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas, NGLs, crude oil and midstream products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices;

•	the suspension, reduction or termination of our customers’ obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;

•	the effects of future litigation; and

•	other factors set forth in this report and our other filings with the SEC, including our Annual Report.
Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 11))	$616	$1,002
Cost of Goods Sold, excluding depreciation and amortization (including expenses from affiliates (Note 11))	292	633
Operating Expenses:
Operation and maintenance (including expenses from affiliates (Note 11))	130	126
Depreciation and amortization	73	67
Taxes other than income taxes	17	14
Total Operating Expenses	220	207
Operating Income	104	162
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 11))	(20)	(14)
Equity in earnings of equity method affiliates	7	3
Other, net	1	—
Total Other Income (Expense)	(12)	(11)
Income Before Income Taxes	92	151
Income tax expense (benefit)	1	1
Net Income	$91	$150
Less: Net income attributable to noncontrolling interest	—	1
Net Income attributable to Enable Midstream Partners, LP	$91	$149
Limited partners' interest in net income attributable to Enable Midstream Partners, LP (Note 3)	$91	$149
Basic and diluted earnings per limited partner unit (Note 3)
Common units	$0.22	$0.38
Subordinated units	$0.21	$—
Basic and diluted weighted average number of outstanding limited partner units (Note 3)
Common units	214	390
Subordinated units	208	—

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net income	$91	$150
Comprehensive income	91	150
Less: Comprehensive income attributable to noncontrolling interest	—	1
Comprehensive income attributable to Enable Midstream Partners, LP	$91	$149

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In millions)
Current Assets:
Cash and cash equivalents	$8	$12
Accounts receivable	252	254
Accounts receivable—affiliated companies	29	27
Inventory	50	63
Gas imbalances	37	45
Other current assets	31	37
Total current assets	407	438
Property, Plant and Equipment:
Property, plant and equipment	10,695	10,464
Less accumulated depreciation and amortization	948	882
Property, plant and equipment, net	9,747	9,582
Other Assets:
Intangible assets, net	350	357
Goodwill	1,068	1,068
Investment in equity method affiliates	349	348
Other	47	44
Total other assets	1,814	1,817
Total Assets	$11,968	$11,837
Current Liabilities:
Accounts payable	$287	$275
Accounts payable—affiliated companies	17	38
Short-term debt	436	253
Taxes accrued	26	23
Gas imbalances	8	13
Other	67	69
Total current liabilities	841	671
Other Liabilities:
Accumulated deferred income taxes, net	10	9
Notes payable—affiliated companies	363	363
Regulatory liabilities	17	16
Other	24	27
Total other liabilities	414	415
Long-Term Debt	1,926	1,928
Commitments and Contingencies (Note 12)
Partners’ Capital:
Common units (214,424,816 issued and outstanding at March 31, 2015 and 214,417,908 issued and outstanding at December 31, 2014, respectively)	4,338	4,353
Subordinated units (207,855,430 issued and outstanding at March 31, 2015 and 207,855,430 issued and outstanding at December 31, 2014, respectively)	4,418	4,439
Total partners' capital attributable to Enable Midstream Partners, LP Partners’ Capital	8,756	8,792
Noncontrolling interest	31	31
Total Partners’ Capital	8,787	8,823
Total Liabilities and Partners’ Capital	$11,968	$11,837

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In millions)
Cash Flows from Operating Activities:
Net income	$91	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73	67
Equity in earnings of equity method affiliates, net of distributions	5	—
Equity based compensation	3	—
Amortization of debt costs and discount (premium)	(1)	(3)
Changes in other assets and liabilities:
Accounts receivable, net	2	(59)
Accounts receivable—affiliated companies	(2)	7
Inventory	13	19
Gas imbalance assets	8	(15)
Other current assets	6	1
Other assets	(2)	(9)
Accounts payable	18	(61)
Accounts payable—affiliated companies	(21)	—
Gas imbalance liabilities	(5)	9
Other current liabilities	2	(5)
Other liabilities	(2)	5
Net cash provided by operating activities	188	106
Cash Flows from Investing Activities:
Capital expenditures	(239)	(149)
Investment in equity method affiliates	(6)	—
Net cash provided by (used in) investing activities	(245)	(149)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	—	115
Repayment of revolving credit facility	—	(487)
Increase in short term debt	183	433
Distributions to partners	(130)	(114)
Net cash provided by (used in) financing activities	53	(53)
Net Increase in Cash and Cash Equivalents	(4)	(96)
Cash and Cash Equivalents at Beginning of Period	12	108
Cash and Cash Equivalents at End of Period	$8	$12

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF
ENABLE MIDSTREAM PARTNERS, LP PARTNERS’ CAPITAL
(Unaudited)

	Partners' Capital
	Common Units		Subordinated Units		Total Enable Midstream Partners, LP Partners’ Capital	Noncontrolling Interest	Total Partners’ Capital
	Units	Value	Units	Value	Value	Value	Value
	(In millions)
Balance as of December 31, 2013	390	$8,148	—	$—	$8,148	$33	$8,181
Net income	—	149	—	—	149	1	150
Distributions to partners	—	(114)	—	—	(114)	—	(114)
Balance as of March 31, 2014	390	$8,183	—	$—	$8,183	$34	$8,217

Balance as of December 31, 2014	214	$4,353	208	$4,439	$8,792	$31	$8,823
Net income	—	48		43	91	—	91
Distributions to partners	—	(66)	—	(64)	(130)	—	(130)
Equity based compensation	—	3	—	—	3	$—	3
Balance as of March 31, 2015	214	$4,338	208	$4,418	$8,756	$31	$8,787

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a Delaware limited partnership formed on May 1, 2013 by CenterPoint Energy, Inc. (CenterPoint Energy), OGE Energy Corp. (OGE Energy) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to the terms of the MFA. The Partnership is a large-scale, growth-oriented limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. The Partnership’s assets and operations are organized into two reportable segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers. The natural gas gathering and processing assets are located in five states and serve natural gas production in the Anadarko, Arkoma and Tex-La basins. This segment also includes a crude oil gathering business in the Bakken Shale formation, principally located in the Williston basin. The natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

The Partnership is controlled equally by CenterPoint Energy and OGE Energy, who each have 50% of the management rights of Enable GP. Enable GP was established by CenterPoint Energy and OGE Energy to govern the Partnership and has no other operating activities. Enable GP is governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy and OGE Energy, along with the Partnership's Chief Executive Officer and the independent board members CenterPoint Energy and OGE Energy mutually agreed to appoint. Based on the 50/50 management ownership, with neither company having control, CenterPoint Energy and OGE Energy do not consolidate their interests in the Partnership. CenterPoint Energy and OGE Energy also own a 40% and 60% interest, respectively, in the incentive distribution rights held by Enable GP. At March 31, 2015, CenterPoint Energy held approximately 55.4% of the limited partner interests in the Partnership, or 94,126,366 common units and 139,704,916 subordinated units, and OGE Energy held approximately 26.3% of the limited partner interests in the Partnership, or 42,832,291 common units and 68,150,514 subordinated units.

For the period from December 31, 2013 through May 29, 2014, the financial statements reflect a 24.95% interest in SESH. For the period of May 30, 2014 through March 31, 2015, the financial statements reflect a 49.90% interest in SESH. See Note 6 for further discussion of SESH.

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

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of the Partnership have been prepared pursuant to the rules and regulations of the SEC and GAAP. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the combined and consolidated financial statements and related notes included in our Annual Report.

 These condensed consolidated financial statements and the related financial statement disclosures reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Partnership’s Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests.

For a description of the Partnership’s reportable business segments, see Note 14.

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

Income Taxes

As a limited partnership, the Partnership’s earnings are no longer subject to income tax (other than Texas state margin taxes and taxes associated with the Partnership's corporate subsidiary) and are taxable at the individual partner level, with the exception of Enable Midstream Services, LLC, a wholly owned subsidiary (Enable Midstream Services). The Partnership and its subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the consolidated financial statements.

Reverse Unit Split

On March 25, 2014, the Partnership effected a 1 for 1.279082616 reverse unit split. All unit and per unit amounts presented within the condensed consolidated financial statements reflect the effects of the reverse unit split.

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

Revenue from Contracts with Customers

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

On April 1, 2015, FASB proposed deferring the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Partnership is currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Consolidation

In February 2015, FASB issued ASU No. 2015-02, “Consolidation,” to improve consolidation guidance for certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for certain money market funds. These provisions are effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. These provisions may also be adopted retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to partners’ capital as of the beginning of the first year restated. The Partnership is currently evaluating the effect that adopting this new accounting standard will have on our Consolidated Financial Statements and related disclosures.

Presentation of Debt Issuance Costs

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Partnership is currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements and related disclosures.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Partnership is currently evaluating the impact, if any, of the adoption of this standard will have on our Consolidated Financial Statements.

(3) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated limited partner units:

	Three Months Ended March 31,
	2015	2014
	(In millions, except per unit data)
Net income attributable to Enable Midstream Partners, LP	$91	$149
Less general partner interest in net income	—	—
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$91	$149
Net income allocable to common units	$48	$149
Net income allocable to subordinated units	43	—
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$91	$149
Basic and diluted weighted average number of outstanding limited partner units
Common units	214	390
Subordinated units(1)	208	—
Total	422	390
Basic and diluted earnings per limited partner unit
Common units	$0.22	$0.38
Subordinated units(1)	$0.21	$—
____________________

(1)
Basic and diluted earnings per subordinated unit reflect net income attributable to the Partnership for periods subsequent to its Offering, as no subordinated units were outstanding prior to this date.

There was no dilutive effect of unit-based awards during the three months ended March 31, 2015.

(4) Partners’ Capital

In accordance with the Partnership’s First Amended and Restated Agreement of Limited Partnership, on February 14, 2014, May 14, 2014 and August 14, 2014, the Partnership distributed $114 million, $155 million and $22 million to the unitholders of record as of January 1, 2014, April 1, 2014, and April 1, 2014, respectively.

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

The Partnership paid or has authorized payment of the following cash distributions under the Second Amended and Restated Agreement of Limited Partnership during 2014 and 2015 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
March 31, 2015(1)	May 5, 2015	May 15, 2015	$0.3125	$132
December 31, 2014	February 4, 2015	February 13, 2015	$0.30875	$130
September 30, 2014	November 4, 2014	November 14, 2014	$0.3025	$128
June 30, 2014 (2)	August 4, 2014	August 14, 2014	$0.2464	$104
_____________________

(1)
The board of directors of Enable GP declared this $0.3125 per common unit cash distribution on April 24, 2015, to be paid on May 15, 2015, to unitholders of record at the close of business on May 5, 2015.

(2)	The quarterly distribution for three months ended June 30, 2014 was prorated for the period beginning immediately after the closing of the Partnership's Offering, April 16, 2014 through June 30, 2014.

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

Subordinated Units

All subordinated units are held by CenterPoint Energy and OGE Energy. These units are considered subordinated because during the subordination period (as defined in our partnership agreement), the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per common unit, which amount is defined in the partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units.

Subordination Period

The subordination period began on the closing date of the Offering and will extend until the first business day following the distributions of available cash from operating surplus (as defined in the partnership agreement) on each of the outstanding common units and subordinated units equal to or exceeding $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017. Also, if the Partnership has paid distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.725 per unit (150% of the annualized minimum quarterly distribution) and the related distribution on the incentive distribution rights, for any four-consecutive-quarter period ending on or after June 30, 2015, the subordination period will terminate.

(5) Intangible Assets, Net

The Partnership has $401 million in intangible assets associated with customer relationships due to the acquisition of Enogex. The Partnership determined that intangible assets related to customer relationships have a weighted average useful life of 15 years as of May 1, 2013. Intangible assets do not have any significant residual value or renewal options of existing terms. There are no intangible assets with indefinite useful lives.

Intangible assets consist of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Customer relationships:
Total intangible assets	$401	$401
Accumulated amortization	51	45
Net intangible assets	$350	$356

The Partnership recorded amortization expense of $6 million and $7 million during each of the three months ended March 31, 2015 and 2014, respectively.

(6) Investments in Equity Method Affiliates

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

For the period from May 1, 2013 through May 29, 2014, the Partnership held a 24.95% interest in SESH, which is accounted for as an investment in equity method affiliates, and CenterPoint Energy indirectly owned a 25.05% interest in SESH. Pursuant to the MFA, that interest could be contributed to the Partnership upon exercise of certain put or call rights, under which CenterPoint Energy would contribute to the Partnership CenterPoint Energy’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised. On May 13, 2014, CenterPoint Energy exercised its put right with respect to a 24.95% interest in SESH. Pursuant to the put right, on May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to the Partnership in exchange for 6,322,457 common units representing limited partner interests in the Partnership, which had a fair value of $161 million based upon the closing market price of the Partnership's common units. If CenterPoint Energy were to exercise its remaining put right or the Partnership were to exercise its remaining call right (which may be no earlier than June 2015), CenterPoint Energy’s retained interest in SESH would be contributed to the Partnership in exchange for consideration consisting of 25,341 limited partner units for a 0.1% interest in SESH and, subject to certain restrictions, a cash payment, payable either from CenterPoint Energy to the Partnership or from the Partnership to CenterPoint Energy, in an amount such that the total consideration exchanged is equal in value to the fair market value of the contributed interest in SESH, subject to adjustment for accretion and dilution events. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its limited partner interest in the Partnership and its economic interest in Enable GP, affiliates of Spectra Energy Corp will have the right to purchase our interest in SESH at fair market value. As of March 31, 2015, the Partnership owned a 49.90% interest in SESH.

In connection with CenterPoint Energy's exercise of its put right with respect to its 24.95% interest in SESH, the parties agreed to allocate the distributions for the quarter ended June 30, 2014 on (i) the SESH interest acquired by Enable and (ii) the Enable units issued to CenterPoint Energy for the SESH interest pro rata based on the time each party held the relevant interest. On July 25, 2014, the Partnership received a $7 million distribution from SESH for the three month period ended June 30, 2014, representing the Partnership's 49.90% interest in SESH. Under the terms of the agreement, the Partnership made a payment of approximately $1 million to CenterPoint Energy related to the additional 24.95% interest during the quarter ending September 30, 2014.

Investment in Equity Method Affiliates:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Balance as of December 31	$348	$198
Equity in earnings of equity method affiliate	7	3
Contributions to equity method affiliate	6	—
Distributions from equity method affiliate	(12)	(3)
Balance as of March 31	$349	$198

Equity in Earnings of Equity Method Affiliates:

	Three Months Ended March 31,
	2015	2014
	(In millions)
SESH	$7	$3

Distributions from Equity Method Affiliates:

	Three Months Ended March 31,
	2015	2014
	(In millions)
SESH	$12	$3

Summarized financial information of SESH is presented below:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Income Statements:
Revenues	$29	$27
Operating income	18	17
Net income	14	12

(7) Debt

The following table presents the Partnership's outstanding debt as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(In millions)
Commercial Paper	$436	$253
Notes payable — affiliated companies	363	363
2019 Notes	500	500
2024 Notes	600	600
2044 Notes	550	550
Enable Oklahoma Senior Notes	250	250
Premium (Discount) on long-term debt	26	28
Total debt	2,725	2,544
Less amount classified as short-term debt(1)	436	253
Less Notes payable—affiliated companies	363	363
Total long-term debt	$1,926	$1,928
___________________

(1)	Short-term debt includes $436 million and $253 million of commercial paper as of March 31, 2015 and December 31, 2014, respectively.

Revolving Credit Facility

The Partnership has a $1.4 billion senior unsecured revolving credit facility (Revolving Credit Facility) that is scheduled to expire on May 1, 2018. As of March 31, 2015 there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. However, as discussed below, commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. As of March 31, 2015, $436 million was outstanding under our commercial paper program. Any reduction in our credit ratings could prevent us from accessing the commercial paper markets.

Financing Costs

Unamortized debt expense of $16 million and $17 million as of March 31, 2015 and December 31, 2014, respectively, is classified in Other Assets in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt. Unamortized premium on long-term debt of $26 million and $28 million at March 31, 2015 and December 31, 2014, respectively, is classified as either Long-Term Debt or Current Portion of Long-Term Debt, consistent with the underlying debt instrument, in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt.

 As of March 31, 2015, the Partnership and Enable Oklahoma were in compliance with all of their debt agreements, including financial covenants.

(8) Fair Value Measurements

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended March 31, 2015, there were no transfers between Level 1, 2, and 3 investments.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

March 31, 2015	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$26	$4	$—	$—
Significant other observable inputs (Level 2)	1	—	29	$5
Unobservable inputs (Level 3)	7	—	—	$—
Total fair value	34	4	29	$5
Netting adjustments	(4)	(4)	—	$—
Total	$30	$—	$29	$5

December 31, 2014	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$33	$4	$—	$—
Significant other observable inputs (Level 2)	2	—	40	12
Unobservable inputs (Level 3)	5	—	—	—
Total fair value	40	4	40	12
Netting adjustments	(4)	(4)	—	—
Total	$36	$—	$40	$12
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by Enable Oklahoma are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of March 31, 2015 and December 31, 2014.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $8 million and $4 million at March 31, 2015 and December 31, 2014, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $3 million and $1 million at March 31, 2015 and December 31, 2014, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, notes payable-commercial paper, and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Long-term notes payable - affiliated companies (Level 2)	$363	$365	$363	$362
Revolving Credit Facility (Level 2)(1)	—	—	—	—
Enable Oklahoma Senior Notes (Level 2)(2)	277	282	279	282
Enable Midstream Partners, LP 2019, 2024 and 2044 Notes (Level 2)	1,649	1,568	1,649	1,592

___________________

(1)
Borrowing capacity is reduced by our borrowings outstanding under the commercial paper program. $436 million and $253 million of commercial paper was outstanding as of March 31, 2015 and December 31, 2014, respectively.

(2)	No amount was included in short term debt as of March 31, 2015 and December 31, 2014, respectively.

The fair value of the Partnership’s Long-term notes payable—affiliated companies, along with the Enable Oklahoma Senior Notes and Enable Midstream Partners, LP 2019, 2024 and 2044 Notes, is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

As of March 31, 2015 and December 31, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

(9) Derivative Instruments and Hedging Activities

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

As of March 31, 2015 and December 31, 2014, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of March 31, 2015 and December 31, 2014, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	March 31, 2015		December 31, 2014
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu(1)
Physical purchases/sales	5	67	4	32
Financial fixed futures/swaps	5	34	5	35
Financial basis futures/swaps	4	40	7	54
Condensate— MBbl(2)
Financial Futures/swaps	—	970	—	12
Natural gas liquids— MBbl(3)
Financial Futures/swaps	—	714	—	—
____________________

(1)
As of March 31, 2015, 93.5% of the natural gas contracts had durations of one year or less, 5.1% had durations of more than one year and less than two years and 1.4% had durations of more than two years. As of December 31, 2014, 91.2% of the natural gas contracts had durations of one year or less, 6.5% had durations of more than one year and less than two years and 2.2% had durations of more than two years.

(2)
As of March 31, 2015, 75.5% of the condensate contracts had durations of one year or less and 24.5% had durations of more than one year and less than two years. As of December 31, 2014, 100.0% of the condensate contracts had durations of one year or less.

(3)	As of March 31, 2015, 100.0% of the natural gas liquids contracts had durations of one year or less.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014 that were not designated as hedging instruments for accounting purposes are as follows:

		March 31, 2015		December 31, 2014
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In millions)
Natural gas
Financial futures/swaps	Other Current	$27	$4	$34	$4
Physical purchases/sales	Other Current	1	—	1	—
Condensate
Financial futures/swaps	Other Current	6	—	5	—
Natural gas liquids
Financial Futures/swaps	Other Current	—	—	—	—
Total gross derivatives (1)		$34	$4	$40	$4
_____________________

(1)	See Note 8 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Partnership’s Condensed Consolidated Statement of Income for the three months ended March 31, 2015.

	Amounts Recognized in Income
	Three Months Ended March 31,
	2015	2014
	(In millions)
Natural gas financial futures/swaps gains (losses)	$7	$2
Natural gas physical purchases/sales gains (losses)	(4)	2
Condensate financial futures/swaps gains (losses)	4	—
Natural gas liquids financial futures/swaps gains (losses)	—	—
Total	$7	$4

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended March 31, 2015 and 2014, if any, are reported in Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, at March 31, 2015, the Partnership would have been required to post no cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at March 31, 2015. In addition, the Partnership could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

(10) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$9	$15
Non-cash transactions:
Accounts payable related to capital expenditures	51	17

(11) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

The Partnership’s revenues from affiliated companies accounted for 8% and 6% of revenues during the three months ended March 31, 2015 and 2014, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Gas transportation and storage - CenterPoint Energy	$33	$33
Gas sales - CenterPoint Energy	6	15
Gas transportation and storage - OGE Energy (1)	9	12
Gas sales - OGE Energy (1)	3	5
Total revenues - affiliated companies	$51	$65
____________________

(1)
The Partnership's contracts with OGE Energy to transport and sell natural gas to OGE Energy’s natural gas-fired generation facilities and store natural gas are reflected in Partnership’s Condensed Consolidated Statement of Income beginning on May 1, 2013. On March 17, 2014, the Partnership and the electric utility subsidiary of OGE Energy signed a new transportation agreement effective May 1, 2014 with a primary term through April 30, 2019. Following the primary term, the agreement will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period.

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Cost of goods sold - CenterPoint Energy	$1	$1
Cost of goods sold - OGE Energy	3	3
Total cost of goods sold - affiliated companies	$4	$4

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

Prior to May 1, 2013, the Partnership received certain services and support functions from CenterPoint Energy described below. Under the terms of the MFA, effective May 1, 2013, the Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under service agreements for an initial term ending on April 30, 2016. The service agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice. Additionally, the Partnership may terminate these service agreements at any time with 180 days’ notice, if approved by the Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2015 are $10 million and $11 million, respectively.

Effective April 1, 2014, the Partnership, CenterPoint Energy and OGE Energy agreed to reduce certain allocated costs charged to the Partnership because the Partnership has assumed responsibility for the related activities.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in operating and maintenance expenses in Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Seconded Employee Costs - CenterPoint Energy	$—	$38
Corporate Services - CenterPoint Energy	4	11
Seconded Employee Costs - OGE Energy	9	31
Corporate Services - OGE Energy	3	6
Total corporate services and seconded employees expense	$16	$86

The Partnership has outstanding long-term notes payable—affiliated companies to CenterPoint Energy at both March 31, 2015 and December 31, 2014 of $363 million which mature in 2017. Notes having an aggregate principal amount of approximately $273 million bear a fixed interest rate of 2.10% and notes having an aggregate principal amount of approximately $90 million bear a fixed interest rate of 2.45%.

The Partnership recorded affiliated interest expense to CenterPoint Energy on note payable—affiliated companies of $2 million during each of the three months ended March 31, 2015 and 2014, respectively.

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

(13) Equity Based Compensation

The following table summarizes the Partnership’s compensation expense for the three months ended March 31, 2015 and 2014 related to performance units, restricted units, and phantom units for the Partnership's employees.

	Three Months Ended March 31,
	2015	2014
	(In millions)
Performance units	$1	$—
Restricted units	2	—
Phantom units	—	—
Total compensation expense	$3	$—

Units Outstanding

A summary of the activity for the Partnership's performance units, restricted units, and phantom units applicable to the Partnership’s employees at March 31, 2015 and changes during 2015 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value
	(In millions, except unit data)
Units Outstanding at December 31, 2014	552,581		838,068		98,718
Granted(1)	—		45,230		—
Vested	(712)		(137,961)		—
Forfeited	(42,130)		(12,641)		(2,000)
Units Outstanding at March 31, 2015	509,739	$7	732,696	$14	96,718	$2
Units Fully Vested at March 31, 2015	2,257				500
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

	March 31, 2015
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$9	2.17
Restricted Units	12	2.06
Phantom Units	—	0.11
Total	$21

As of March 31, 2015, there were 11,470,160 units available for issuance under the long term incentive plan.

(14) Reportable Segments

The Partnership’s determination of reportable segments considers the strategic operating units under which it manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies excerpt in the Partnership’s audited 2014 combined and consolidated financial statements included in the Annual Report. The Partnership uses operating income as the measure of profit or loss for its reportable segments.

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

Financial data for reportable segments and services are as follows:

Three Months Ended March 31, 2015	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$401	$308	$(93)	$616
Cost of goods sold, excluding depreciation and amortization	222	163	(93)	292
Operation and maintenance	76	54	—	130
Depreciation and amortization	43	30	—	73
Taxes other than income tax	8	9	—	17
Operating income	$52	$52	$—	$104
Total assets	$10,231	$8,127	$(6,390)	$11,968
Capital expenditures	$215	$24	$—	$239

Three Months Ended March 31, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$671	$528	$(197)	$1,002
Cost of goods sold, excluding depreciation and amortization	464	366	(197)	633
Operation and maintenance	69	57	—	126
Depreciation and amortization	38	29	—	67
Taxes other than income tax	4	10	—	14
Operating income	$96	$66	$—	$162
Total assets as of December 31, 2014	$8,356	$5,493	$(2,012)	$11,837
Capital expenditures	$129	$21	$(1)	$149
_____________________

(1)
Transportation and Storage recorded equity income of $7 million and $3 million for the three months ended March 31, 2015 and 2014, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $349 million and $348 million as of March 31, 2015 and December 31, 2014, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 24.95% interest in SESH for the period of December 31, 2013 until May 29, 2014. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. As of March 31, 2015, the Partnership owns 49.90% interest in SESH. See Note 6 for further discussion regarding SESH.

(15) Subsequent Events

On May 1, 2015, the Partnership completed an $80 million acquisition of certain natural gas gathering assets in the Texas Panhandle from Monarch Natural Gas, LLC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included herein and our audited combined and consolidated financial statements for the year ended December 31, 2014, included in our Annual Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
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

Our natural gas gathering and processing assets are located in five states and serve natural gas production from shale developments in the Anadarko, Arkoma and Tex-La basins. We also own a crude oil gathering business in the Bakken Shale formation of the Williston Basin that commenced initial operations in November 2013. Our natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

We expect our business to continue to be affected by the key trends included in our Annual Report. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.

Recent Developments

Construction update

During the three months ended March 31, 2015, the Partnership commenced full operation of the 200 MMcf/d cryogenic processing facility (the Bradley Plant) located in the Anadarko basin and the 19,500 Bbl/d crude oil and produced water gathering system located in the Williston basin.

EGT Open Season

From February 20, 2015 through March 19, 2015, EGT held a non-binding open season for firm interstate natural gas transportation capacity, including capacity from an expansion of EGT’s Line AD in Oklahoma. EGT is currently in the process of evaluating the bids received. The proposed Oklahoma expansion capacity would provide enhanced transportation options from receipt points in the Oklahoma supply area.

Results of Operations

The following tables summarize the key components of our results of operations for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$401	$308	$(93)	$616
Cost of goods sold (excluding depreciation and amortization)	222	163	(93)	292
Gross margin on revenues	179	145	—	324
Operation and maintenance	76	54	—	130
Depreciation and amortization	43	30	—	73
Impairment	—	—	—	—
Taxes other than income tax	8	9	—	17
Operating income	$52	$52	$—	$104
Equity in earnings of equity method affiliates	$—	$7	$—	$7

Three Months Ended March 31, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$671	$528	$(197)	$1,002
Cost of goods sold (excluding depreciation and amortization)	464	366	(197)	633
Gross margin on revenues	207	162	—	369
Operation and maintenance	69	57	—	126
Depreciation and amortization	38	29	—	67
Impairment	—	—	—	—
Taxes other than income tax	4	10	—	14
Operating income	$96	$66	$—	$162
Equity in earnings of equity method affiliates	$—	$3	$—	$3

	Three Months Ended March 31,
	2015	2014
Operating Data:
Gathered volumes—TBtu	286	298
Gathered volumes—TBtu/d	3.18	3.31
Natural gas processed volumes—TBtu	151	130
Natural gas processed volumes—TBtu/d	1.68	1.44
NGLs produced—MBbl/d(1)	65.00	65.28
NGLs sold—MBbl/d(1)(2)	67.62	66.16
Condensate sold—MBbl/d	5.96	5.15
Crude Oil - Gathered volumes—MBbl/d	6.72	1.00
Transported volumes—TBtu	514	500
Transportation volumes—TBtu/d	5.72	5.55
Interstate firm contracted capacity—Bcf/d	7.82	7.93
Intrastate average deliveries—TBtu/d	1.84	1.57
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

Three months ended March 31, 2015 compared to three months ended March 31, 2014. Our gathering and processing business segment reported operating income of $52 million in the three months ended March 31, 2015 compared to $96 million in the three months ended March 31, 2014. Operating income decreased $44 million primarily from decreased gross margin of $28 million, an increase in operation and maintenance expenses of $7 million, an increase in depreciation and amortization of $5 million and an increase in taxes other than income tax of $4 million, during the three months ended March 31, 2015.

Our gathering and processing business segment gross margin decreased $28 million primarily due to lower average natural gas prices of $10 million, lower processing margin of $19 million due to lower natural gas liquids prices partially offset by higher processed volumes in the Anadarko and Tex-La basins, increased unrealized gains on condensate derivatives of $1 million and decreased gathered volumes in the Arkoma and Tex-La basins of $5 million, net of minimum volume payments, partially offset by higher crude oil gathering margin of $5 million as our Bakken crude gathering continued to increase system volumes.

Our gathering and processing business segment operation and maintenance expenses increased $7 million primarily due to an increase in payroll related costs of $5 million related to workforce reductions as well as an increase in general operating expenses of $2 million to support and operate new assets.

Our gathering and processing business segment depreciation and amortization increased $5 million due to additional assets placed in service.

Our gathering and processing business segment taxes other than income tax increased $4 million due to additional assets placed in service of $1 million, and the effect of a favorable settlement of a state and local tax dispute for $3 million less than the previously recognized reserve during 2014.

Transportation and Storage

Three months ended March 31, 2015 compared to three months ended March 31, 2014. Our transportation and storage business segment reported operating income of $52 million in the three months ended March 31, 2015 compared to $66 million in the three months ended March 31, 2014. Operating income decreased $14 million primarily resulting from a decrease in gross margin of $17 million, a decrease of $3 million in operation and maintenance expenses and a $1 million increase in depreciation and amortization expenses, partially offset by lower taxes other than income tax of $1 million for the three months ended March 31, 2015.

Our transportation and storage business segment gross margin decreased $17 million primarily due to a decrease in unrealized gains on natural gas derivatives of $7 million, lower system optimization opportunities of $4 million, a decrease in liquid sales related to NGLs collected under contractual arrangement due to lower natural gas liquids prices of $7 million, as well as a decrease in storage demand fees of $3 million and balancing services of $1 million, partially offset by an increase to margins from off-system transportation revenues of $4 million, and higher other firm transportation revenues of $1 million.

Our transportation and storage business segment operation and maintenance expenses decreased $3 million due to a decrease in non-capital costs of $4 million, offset by $1 million of higher payroll related and general expenses.

Our transportation and storage business segment depreciation and amortization increased $1 million primarily due to additional assets placed in service.

Our transportation and storage business segment taxes other than income tax decreased $1 million due to reduced ad valorem taxes.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $7 million and $3 million for the three months ended March 31, 2015 and 2014, respectively, from our interest in SESH. The $4 million increase in equity in earnings of equity method affiliates is attributable to a 24.95% increase to our interest in SESH.

Condensed Consolidated Interim Information

	Three Months Ended March 31,
	2015	2014
	(In millions)
Operating Income	$104	$162
Other Income (Expense):
Interest expense	(20)	(14)
Equity in earnings of equity method affiliates	7	3
Other, net	1	—
Total Other Income (Expense)	(12)	(11)
Income Before Income Taxes	92	151
Income tax expense (benefit)	1	1
Net Income	$91	$150
Less: Net income attributable to noncontrolling interest	—	1
Net Income attributable to Enable Midstream Partners, LP	$91	$149

	Three Months Ended March 31,
	2015	2014
	(In millions)
Other Financial Data:
Gross Margin (1)	$324	$369
Adjusted EBITDA (1)	204	228
Distributable cash flow (1)	143	183
 _____________________

(1)
Gross margin, Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measure within this Part I, Item 2.

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Net Income attributable to the Partnership. We reported net income attributable to the Partnership of $91 million and $149 million in the three months ended March 31, 2015 and 2014, respectively. The decrease in net income attributable to the Partnership of $58 million was primarily attributable to a decrease in operating income of $58 million and an increase in interest expense of $6 million, partially offset by an increase in equity earnings in equity method affiliates of $4 million (discussed by business segment above) and an increase in other income and expense of $1 million in the three months ended March 31, 2015.

Interest Expense. Interest expense increased $6 million due to higher interest rates on the Partnership's outstanding debt.

Non-GAAP Financial Measures

The Partnership has included the non-GAAP financial measures gross margin, Adjusted EBITDA and distributable cash flow in this report based on information in its condensed consolidated financial statements.
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

	Three Months Ended March 31,
	2015	2014
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$616	$1,002
Cost of goods sold, excluding depreciation and amortization	292	633
Gross margin	$324	$369

Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$91	$149
Add:
Depreciation and amortization expense	73	67
Interest expense, net of interest income	20	14
Income tax expense	1	1
EBITDA	$185	$231
Add:
Distributions from equity method affiliates	12	3
Other non-cash losses	14	—
Less:
Other non-cash gains	—	(3)
Equity in earnings of equity method affiliates	(7)	(3)
Adjusted EBITDA	$204	$228
Less:
Adjusted interest expense, net (1)	(22)	(15)
Maintenance capital expenditures	(39)	(30)
Distributable cash flow	$143	$183

	Three Months Ended March 31,
	2015	2014
	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$188	$106
Interest expense, net of interest income	20	14
Net income attributable to noncontrolling interest	—	(1)
Income tax expense (benefit)	1	1
Equity in earnings of equity method affiliates, net of distributions	(5)	—
Other non-cash items	(2)	4
Changes in operating working capital which (provided) used cash:
Accounts receivable	—	51
Accounts payable	9	61
Other, including changes in noncurrent assets and liabilities	(26)	(5)
EBITDA	$185	$231
Add:
Distributions from equity method affiliates	12	3
Other non-cash losses	14	—
Less:
Other non-cash gains	—	(3)
Equity in earnings of equity method affiliates	(7)	(3)
Adjusted EBITDA	$204	$228
____________________
(1) Adjusted interest expense, net excludes the effect of the amortization of the premium on Enogex’s fixed rate senior notes. This exclusion is the primary reason for the difference between “Interest expense, net” and “Adjusted interest expense, net.”

Liquidity and Capital Resources

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of March 31, 2015, we had a working capital deficit of $412 million due primarily to borrowings under our commercial paper program to manage the timing of cash flows for maintenance and expansion activity. We utilize our commercial paper program and the Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net cash provided by operating activities	$188	$106
Net cash (used in) provided by investing activities	(245)	(149)
Net cash provided by (used in) financing activities	53	(53)

Operating Activities

The increase of $82 million, or 77%, in net cash provided by operating activities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to the impact of timing of payments and receipts on changes in assets and liabilities partially offset by;

•	lower Gathering and Processing gross margin of $28 million;

•	lower Transportation and Storage gross margin of $17 million; and

•	higher payroll related expenses of $6 million, offset by lower non-capital costs of $2 million, all within operation and maintenance expenses.

Investing Activities

The increase of $96 million, or 64%, in net cash used in investing activities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to:

•	higher Gathering and Processing capital expenditures of $86 million;

•	higher Transportation and Storage capital expenditures of $3 million; and

•	investments in equity affiliates of $6 million.

Financing Activities

The decrease of $106 million in net cash used in financing activities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to:

•	decrease in gross borrowings under the Revolving Credit Facility of $115 million and decrease in gross repayments of $487 million;

•
a change of $250 million in commercial paper borrowings due to increases in short term debt of $183 million and $433 million for the three months ended March 31, 2015 and March 31, 2014, respectively; and

•	increase in distributions to partners of $16 million.

Revolving Credit Facility

The Partnership also has a $1.4 billion Revolving Credit Facility, discussed in Note 7 of the condensed consolidated financial statements and related notes. During the three months ended March 31, 2015, there were no gross borrowings under the Revolving Credit Facility. As of March 31, 2015, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. Commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility. As of March 31, 2015, we had $436 million outstanding under our commercial paper program.

Sources of Liquidity

At March 31, 2015, our sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	proceeds of commercial paper issuances and borrowings under our Revolving Credit facility; and

•	capital raised through debt and equity markets.

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

Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us. We expect to fund future capital expenditures from cash flow generated from our operations, borrowings under our revolving credit facility, the issuance of commercial paper or new debt offerings or the issuance of additional partnership units. Issuances of equity or debt in the capital markets and the issuance of commercial paper may not, however, be available to us on acceptable terms.

Distributions

On April 24, 2015, the board of directors of Enable GP declared a quarterly cash distribution of $0.3125 per common unit on all of the Partnership's outstanding common and subordinated units for the period ended March 31, 2015. The distribution represents an increase of approximately 1.2% over the prior quarter distribution and will be paid May 15, 2015 to unitholders of record as of the close of business May 5, 2015.

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

Critical Accounting Policies and Estimates

As of March 31, 2015, there have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2015. Based on such evaluation, our management has concluded that, as of March 31, 2015, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

The Partnership maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. During the quarter ended March 31, 2015, the Partnership completed the initial implementation phase of SAP, a partnership-wide enterprise resource planning (ERP) system. The ERP system was implemented by the Partnership to improve standardization and automation, and not in response to a deficiency in internal control over financial reporting. Management believes the implementation of the ERP system and related changes to internal controls will enhance the Partnership's internal controls over financial reporting. Management believes the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company's internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our Annual Report on Form 10-K for the year ended December 31, 2014 did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2015. We are required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note (12) - Commitments and Contingencies to the Partnership's condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Annual Report. No material changes to such risk factors have occurred during the three months ended March 31, 2015.

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

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	May 6, 2015	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)