Form 10-Q
period 2015-06-30
Enable Midstream Partners, LP
filed 2015-08-05
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Suite 150
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 17, 2015, there were 214,728,887 common units and 207,855,430 subordinated units outstanding.

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
EGT.
Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 5,953-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas.

Enable GP.	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable Midstream Partners, LP.
Enable Midstream Services.	Enable Midstream Services, LLC, a wholly owned subsidiary of Enable Midstream Partners, LP.
Enable Oklahoma.
Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates a 2,151-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

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

NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.
NYMEX.	New York Mercantile Exchange.
Offering.	Initial public offering of Enable Midstream Partners, LP.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries, other than Enable Midstream Partners, LP.

Partnership.	Enable Midstream Partners, LP, and its subsidiaries.
Revolving Credit Facility.	$1.75 billion senior unsecured revolving credit facility.
SEC.	Securities and Exchange Commission.
Securities Act.	Securities Act of 1933, as amended.
SESH.
Southeast Supply Header, LLC, in which the Partnership owns a 50% interest at June 30, 2015, that operates a 286-mile interstate natural gas pipeline from Perryville, Louisiana, to southeastern Alabama near the Gulf Coast.

TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
Term Loan Facility.	$450 million unsecured term loan facility.
WTI.	West Texas Intermediate.
2019 Notes.	$500 million 2.400% senior notes due 2019.
2024 Notes.	$600 million 3.900% senior notes due 2024.
2044 Notes.	$550 million 5.000% senior notes due 2044.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 11))	$590	$827	$1,206	$1,829
Cost of Goods Sold, excluding depreciation and amortization (including expenses from affiliates (Note 11))	277	478	569	1,111
Operating Expenses:
Operation and maintenance (including expenses from affiliates (Note 11))	131	129	261	255
Depreciation and amortization	76	69	149	136
Taxes other than income taxes	13	13	30	27
Total Operating Expenses	220	211	440	418
Operating Income	93	138	197	300
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 11))	(23)	(16)	(43)	(30)
Equity in earnings of equity method affiliates	7	4	14	7
Other, net	1	(5)	2	(5)
Total Other Income (Expense)	(15)	(17)	(27)	(28)
Income Before Income Taxes	78	121	170	272
Income tax expense	1	—	2	1
Net Income	$77	$121	$168	$271
Less: Net income attributable to noncontrolling interest	—	1	—	2
Net Income attributable to Enable Midstream Partners, LP	$77	$120	$168	$269
Limited partners' interest in net income attributable to Enable Midstream Partners, LP (Note 3)	$77	120	$168	$269
Basic and diluted earnings per limited partner unit (Note 3)
Common units	$0.18	$0.29	$0.40	$0.67
Subordinated units	$0.18	$0.29	$0.40	$0.67
Basic and diluted weighted average number of outstanding limited partner units (Note 3)
Common units	214	240	214	315
Subordinated units	208	174	208	87

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Net income	$77	$121	$168	$271
Comprehensive income	77	121	168	271
Less: Comprehensive income attributable to noncontrolling interest	—	1	—	2
Comprehensive income attributable to Enable Midstream Partners, LP	$77	$120	$168	$269

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In millions)
Current Assets:
Cash and cash equivalents	$8	$12
Accounts receivable	257	254
Accounts receivable—affiliated companies	22	27
Inventory	53	63
Gas imbalances	39	45
Other current assets	35	37
Total current assets	414	438
Property, Plant and Equipment:
Property, plant and equipment	10,933	10,464
Less accumulated depreciation and amortization	1,011	882
Property, plant and equipment, net	9,922	9,582
Other Assets:
Intangible assets, net	383	357
Goodwill	1,068	1,068
Investment in equity method affiliates	343	348
Other	50	44
Total other assets	1,844	1,817
Total Assets	$12,180	$11,837
Current Liabilities:
Accounts payable	$212	$275
Accounts payable—affiliated companies	13	38
Short-term debt	488	253
Taxes accrued	37	23
Gas imbalances	16	13
Other	68	69
Total current liabilities	834	671
Other Liabilities:
Accumulated deferred income taxes, net	10	9
Notes payable—affiliated companies	363	363
Regulatory liabilities	17	16
Other	21	27
Total other liabilities	411	415
Long-Term Debt	2,200	1,928
Commitments and Contingencies (Note 12)
Partners’ Capital:
Common units (214,728,887 issued and outstanding at June 30, 2015 and 214,417,908 issued and outstanding at December 31, 2014, respectively)	4,315	4,353
Subordinated units (207,855,430 issued and outstanding at June 30, 2015 and 207,855,430 issued and outstanding at December 31, 2014, respectively)	4,389	4,439
Total partners' capital attributable to Enable Midstream Partners, LP Partners’ Capital	8,704	8,792
Noncontrolling interest	31	31
Total Partners’ Capital	8,735	8,823
Total Liabilities and Partners’ Capital	$12,180	$11,837

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In millions)
Cash Flows from Operating Activities:
Net income	$168	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	136
Deferred income taxes	1	(1)
Gain on sale/retirement of assets	2	—
Equity in earnings of equity method affiliates, net of distributions	5	(1)
Equity based compensation	6	6
Amortization of debt costs and discount (premium)	(1)	—
Changes in other assets and liabilities:
Accounts receivable, net	(3)	(40)
Accounts receivable—affiliated companies	5	9
Inventory	10	7
Gas imbalance assets	6	(6)
Other current assets	2	(8)
Other assets	(6)	(6)
Accounts payable	(45)	(95)
Accounts payable—affiliated companies	(25)	(6)
Gas imbalance liabilities	3	7
Other current liabilities	13	20
Other liabilities	(6)	(1)
Net cash provided by operating activities	284	292
Cash Flows from Investing Activities:
Capital expenditures	(456)	(338)
Acquisitions, net of cash acquired	(80)	—
Return of investment in equity method affiliates	8	198
Investment in equity method affiliates	(7)	—
Net cash used in investing activities	(535)	(140)
Cash Flows from Financing Activities:
Repayment of long term debt	—	(1,300)
Proceeds from long term debt, net of issuance costs	—	1,635
Proceeds from revolving credit facility	425	115
Repayment of revolving credit facility	(150)	(487)
Increase in short term debt	235	—
Capital contributions from partners	—	464
Distributions to partners	(263)	(272)
Net cash provided by financing activities	247	155
Net Increase (Decrease) in Cash and Cash Equivalents	(4)	307
Cash and Cash Equivalents at Beginning of Period	12	108
Cash and Cash Equivalents at End of Period	$8	$415

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF
ENABLE MIDSTREAM PARTNERS, LP PARTNERS’ CAPITAL
(Unaudited)

	Partners' Capital
	Common Units		Subordinated Units		Total Enable Midstream Partners, LP Partners’ Capital	Noncontrolling Interest	Total Partners’ Capital
	Units	Value	Units	Value	Value	Value	Value
	(In millions)
Balance as of December 31, 2013	390	$8,148	—	$—	$8,148	$33	$8,181
Net income	—	219	—	50	269	2	271
Issuance of IPO common units	25	464	—	—	464	—	464
Conversion to subordinated units	(208)	(4,372)	208	4,372	—	—	$—
Issuance of common units upon interest acquisition of SESH	6	161	—	—	161	—	$161
Distributions to partners	—	(269)	—	—	(269)	(3)	$(272)
Equity based compensation	1	6	—	—	6	—	$6
Balance as of June 30, 2014	214	$4,357	208	$4,422	$8,779	$32	$8,811

Balance as of December 31, 2014	214	$4,353	208	$4,439	$8,792	$31	$8,823
Net income	—	88	—	80	168	—	168
Issuance of common units upon interest acquisition of SESH	—	1	—	—	1	—	1
Distributions to partners	—	(133)	—	(130)	(263)	—	(263)
Equity based compensation	—	6	—	—	6	$—	6
Balance as of June 30, 2015	214	$4,315	208	$4,389	$8,704	$31	$8,735

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a Delaware limited partnership formed on May 1, 2013 by CenterPoint Energy, Inc. (CenterPoint Energy), OGE Energy Corp. (OGE Energy) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to the terms of the MFA. The Partnership is a large-scale, growth-oriented limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. The Partnership’s assets and operations are organized into two reportable segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to natural gas producers, utilities and industrial customers. The natural gas gathering and processing assets are located in five states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex basins. This segment also includes a crude oil gathering business in the Bakken Shale formation, principally located in the Williston basin. The natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

The Partnership is controlled equally by CenterPoint Energy and OGE Energy, who each have 50% of the management rights of Enable GP. Enable GP was established by CenterPoint Energy and OGE Energy to govern the Partnership and has no other operating activities. Enable GP is governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy and OGE Energy, along with the independent board members CenterPoint Energy and OGE Energy mutually agreed to appoint. Based on the 50/50 management ownership, with neither company having control, CenterPoint Energy and OGE Energy do not consolidate their interests in the Partnership. CenterPoint Energy and OGE Energy also own a 40% and 60% interest, respectively, in the incentive distribution rights held by Enable GP. As of June 30, 2015, CenterPoint Energy held approximately 55.4% of the limited partner interests in the Partnership, or 94,151,707 common units and 139,704,916 subordinated units, and OGE Energy held approximately 26.3% of the limited partner interests in the Partnership, or 42,832,291 common units and 68,150,514 subordinated units.

For the period from December 31, 2013 through May 29, 2014, the financial statements reflect a 24.95% interest in SESH. For the period of May 30, 2014 through June 29, 2015, the financial statements reflect a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to a 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership in exchange for 25,341 common units representing limited partner interests in the Partnership. As of June 30, 2015, the Partnership owned a 50% interest in SESH. See Note 6 for further discussion of SESH.

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

Income Taxes

As a limited partnership, the Partnership’s earnings are not subject to income tax (other than Texas state margin taxes and taxes associated with the Partnership's corporate subsidiary) and are taxable at the individual partner level, with the exception of Enable Midstream Services, LLC, a wholly owned subsidiary (Enable Midstream Services). The Partnership and its subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the consolidated financial statements.

Reverse Unit Split

On March 25, 2014, the Partnership effected a 1 for 1.279082616 reverse unit split. All unit and per unit amounts presented within the condensed consolidated financial statements reflect the effects of the reverse unit split.

Fair Value - Monarch Acquisition

On April 22, 2015, Enable entered into an agreement with Monarch Natural Gas, LLC, pursuant to which Enable agreed to acquire approximately 106 miles of gathering pipeline, approximately 5,000 horsepower of associated compression, right-of-ways and certain other midstream assets that provide natural gas gathering services in the Greater Granite Wash area of Texas. The transaction closed on May 1, 2015. The aggregate purchase price for this transaction was approximately $80 million, which was funded from cash generated from operations and borrowings under our Revolving Credit Facility.

The acquisition was accounted for as a business combination. The purchase price allocation is preliminary and has been allocated between property, plant and equipment and intangible assets based on the estimated fair values at the acquisition date. The Partnership, with the assistance of a third-party valuation expert, is currently evaluating the preliminary purchase price allocation. The current allocation may be adjusted in subsequent financial statements as additional information relating to the fair value of assets becomes available. The Partnership expects the purchase price allocations to be completed by the end of the third quarter of 2015.

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

On July 9, 2015, FASB deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Partnership is currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements and related disclosures.

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

Presentation of Debt Issuance Costs

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Partnership is currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements and related disclosures. As of June 30, 2015 and December 31, 2014, the Partnership had unamortized debt expense of $19 million and $17 million, respectively, which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the second quarter of 2015. The Partnership does not expect a material impact on its results of operations upon adoption of ASU 2015-03.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer's accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Partnership is currently evaluating the impact, if any, of the adoption of this standard will have on our Consolidated Financial Statements and related disclosures.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory." Under this ASU, inventory will be measured at the “lower of cost and net realizable value,” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Partnership is evaluating the provisions of this statement, including in which period to adopt this statement, and has not determined what impact the adoption of ASU 2015-11 will have on the Partnership's Consolidated Financial Statements and related disclosures.

(3) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated limited partner units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per unit data)
Net income attributable to Enable Midstream Partners, LP	$77	$120	$168	$269
Less general partner interest in net income	—	—	—	—
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$77	$120	$168	$269
Net income allocable to common units	$39	$70	$85	$211
Net income allocable to subordinated units	38	50	83	58
Limited partner interest in net income attributable to Enable Midstream Partners, LP	$77	$120	$168	$269
Basic and diluted weighted average number of outstanding limited partner units
Common units	214	240	214	315
Subordinated units (1)	208	174	208	87
Total	422	414	422	402
Basic and diluted earnings per limited partner unit
Common units	$0.18	$0.29	$0.40	$0.67
Subordinated units (1)	$0.18	$0.29	$0.40	$0.67
____________________

(1)
Basic and diluted earnings per subordinated unit reflect net income attributable to the Partnership for periods subsequent to its Offering, as no subordinated units were outstanding prior to this date.

There was no dilutive effect of unit-based awards during the three or six months ended June 30, 2015 and 2014.

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

The Partnership paid or has authorized payment of the following cash distributions under the Second Amended and Restated Agreement of Limited Partnership during 2014 and 2015 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2015 (1)	August 3, 2015	August 13, 2015	$0.316	$134
March 31, 2015	May 5, 2015	May 15, 2015	$0.3125	$132
December 31, 2014	February 4, 2015	February 13, 2015	$0.30875	$130
September 30, 2014	November 4, 2014	November 14, 2014	$0.3025	$128
June 30, 2014 (2)	August 4, 2014	August 14, 2014	$0.2464	$104
_____________________

(1)
The board of directors of Enable GP declared this $0.316 per common unit cash distribution on July 22, 2015, to be paid on August 13, 2015, to unitholders of record at the close of business on August 3, 2015.

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

(5) Intangible Assets, Net

The Partnership has $441 million in intangible assets associated with customer relationships due to the acquisition of Enogex and assets acquired from Monarch Natural Gas, LLC. The Partnership determined that intangible assets related to customer relationships have a weighted average useful life of 15 years. Intangible assets do not have any significant residual value or renewal options of existing terms. There are no intangible assets with indefinite useful lives.

Intangible assets consist of the following:

	June 30, 2015	December 31, 2014
	(In millions)
Customer relationships:
Total intangible assets	$441	$401
Accumulated amortization	58	45
Net intangible assets	$383	$356

The Partnership recorded amortization expense of $7 million and $6 million during the three months ended June 30, 2015 and 2014, respectively, and $13 million during each of the six months ended June 30, 2015 and 2014, respectively. As discussed in Note 1, the Partnership acquired a gas gathering system from Monarch Natural Gas, LLC on May 1, 2015 and has allocated $40 million to intangible assets based upon the preliminary purchase price allocation.

(6) Investments in Equity Method Affiliates

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

For the period from May 1, 2013 through May 29, 2014, the Partnership held a 24.95% interest in SESH, which is accounted for as an investment in equity method affiliates, and CenterPoint Energy indirectly owned a 25.05% interest in SESH. Pursuant to the MFA, that interest could be contributed to the Partnership upon exercise of certain put or call rights, under which CenterPoint Energy would contribute to the Partnership CenterPoint Energy’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised. On May 13, 2014, CenterPoint Energy exercised its put right with respect to a 24.95% interest in SESH. Pursuant to the put right, on May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to the Partnership in exchange for 6,322,457 common units representing limited partner interests in the Partnership, which had a fair value of $161 million based upon the closing market price of the Partnership's common units. For the period from May 30, 2014 through June 29, 2015, the Partnership held a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to its remaining 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed a 0.1% interest in SESH to the Partnership in exchange for 25,341 common units representing limited partner interests in the Partnership, which had a fair value of $1 million based upon the closing market price of the Partnership's common units. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its limited partner interest in the Partnership and its economic interest in Enable GP, affiliates of Spectra Energy Corp will have the right to purchase our interest in SESH at fair market value. As of June 30, 2015, the Partnership owned a 50% interest in SESH.

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

Investment in Equity Method Affiliates:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Balance as of December 31	$348	$198
Interest acquisition of SESH	1	161
Return of investment from SESH refinancing	—	(198)
Equity in earnings of equity method affiliate	14	7
Contributions to equity method affiliate	7	—
Distributions from equity method affiliate	(27)	(6)
Balance as of June 30	$343	$162

Equity in Earnings of Equity Method Affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
SESH	$7	$4	$14	$7

Distributions from Equity Method Affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
SESH	$15	$4	$27	$6

Summarized financial information of SESH is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Income Statements:
Revenues	$28	$26	$57	$53
Operating income	18	16	36	33
Net income	14	10	28	22

(7) Debt

The following table presents the Partnership's outstanding debt as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(In millions)
Commercial Paper	$488	$253
Revolving Credit Facility	275	—
Notes payable — affiliated companies	363	363
2019 Notes	500	500
2024 Notes	600	600
2044 Notes	550	550
Enable Oklahoma Senior Notes	250	250
Premium (Discount) on long-term debt	25	28
Total debt	3,051	2,544
Less amount classified as short-term debt(1)	488	253
Less Notes payable—affiliated companies	363	363
Total long-term debt	$2,200	$1,928
___________________

(1)	Short-term debt includes $488 million and $253 million of commercial paper as of June 30, 2015 and December 31, 2014, respectively.

Revolving Credit Facility

On June 18, 2015, the Partnership amended and restated its Revolving Credit Facility to, among other things, increase the borrowing capacity thereunder to $1.75 billion and extend its maturity date to June 18, 2020. As of June 30, 2015, there were $275 million in principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. However, as discussed below, commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of June 30, 2015, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of June 30, 2015, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership's Condensed Consolidated Statements of Income.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $488 million and $253 million outstanding under our commercial paper program as of June 30, 2015 and December 31, 2014, respectively. Any reduction in our credit ratings could prevent us from accessing the commercial paper markets.

Financing Costs

Unamortized debt expense of $19 million and $17 million as of June 30, 2015 and December 31, 2014, respectively, is classified in Other Assets in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt. Unamortized premium on long-term debt of $25 million and $28 million at June 30, 2015 and December 31, 2014, respectively, is classified as either Long-Term Debt or Current Portion of Long-Term Debt, consistent with the underlying debt instrument, in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt.

 As of June 30, 2015, the Partnership and Enable Oklahoma were in compliance with all of their debt agreements, including financial covenants.

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended June 30, 2015, there were no transfers between Level 1, 2, and 3 investments.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

June 30, 2015	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$17	$2	$—	$—
Significant other observable inputs (Level 2)	2	1	32	$13
Unobservable inputs (Level 3)	6	3	—	$—
Total fair value	25	6	32	$13
Netting adjustments	(5)	(5)	—	$—
Total	$20	$1	$32	$13

December 31, 2014	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$33	$4	$—	$—
Significant other observable inputs (Level 2)	2	—	40	12
Unobservable inputs (Level 3)	5	—	—	—
Total fair value	40	4	40	12
Netting adjustments	(4)	(4)	—	—
Total	$36	$—	$40	$12
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by Enable Oklahoma are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of June 30, 2015 and December 31, 2014.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $7 million and $4 million at June 30, 2015 and December 31, 2014, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $3 million and $1 million at June 30, 2015 and December 31, 2014, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper, and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Long-term notes payable - affiliated companies (Level 2)	$363	$364	$363	$362
Revolving Credit Facility (Level 2)(1)	275	275	—	—
Enable Oklahoma Senior Notes (Level 2)	276	276	279	282
Enable Midstream Partners, LP 2019, 2024 and 2044 Notes (Level 2)	1,649	1,501	1,649	1,592
___________________

(1)
Borrowing capacity is reduced by our borrowings outstanding under the commercial paper program. $488 million and $253 million of commercial paper was outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

As of June 30, 2015 and December 31, 2014, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of June 30, 2015 and December 31, 2014, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	June 30, 2015		December 31, 2014
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu(1)
Physical purchases/sales	5	77	4	32
Financial fixed futures/swaps	2	39	5	35
Financial basis futures/swaps	4	41	7	54
Condensate— MBbl(2)
Financial Futures/swaps	—	852	—	12
Natural gas liquids— MBbl(3)
Financial Futures/swaps	178	1,044	—	—
____________________

(1)
As of June 30, 2015, 90.1% of the natural gas contracts had durations of one year or less, 9.2% had durations of more than one year and less than two years and 0.7% had durations of more than two years. As of December 31, 2014, 91.2% of the natural gas contracts had durations of one year or less, 6.5% had durations of more than one year and less than two years and 2.2% had durations of more than two years.

(2)
As of June 30, 2015, 80.2% of the condensate contracts had durations of one year or less and 19.8% had durations of more than one year and less than two years. As of December 31, 2014, 100.0% of the condensate contracts had durations of one year or less.

(3)	As of June 30, 2015, 84.8% of the natural gas liquids contracts had durations of one year or less and 15.2% had durations of more than one year and less than two years.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014 that were not designated as hedging instruments for accounting purposes are as follows:

		June 30, 2015		December 31, 2014
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In millions)
Natural gas
Financial futures/swaps	Other Current	$17	$3	$34	$4
Physical purchases/sales	Other Current	2	—	1	—
Condensate
Financial futures/swaps	Other Current	5	2	5	—
Natural gas liquids
Financial Futures/swaps	Other Current	1	1	—	—
Total gross derivatives (1)		$25	$6	$40	$4
_____________________

(1)	See Note 8 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Partnership’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015.

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Natural gas financial futures/swaps gains (losses)	$(2)	$1	$5	$3
Natural gas physical purchases/sales gains (losses)	—	—	(4)	1
Condensate financial futures/swaps losses	(7)	(1)	(3)	(1)
Natural gas liquids financial futures/swaps gains	6	—	6	—
Total	$(3)	$—	$4	$3

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended June 30, 2015 and 2014, if any, are reported in Revenues.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, at June 30, 2015, the Partnership would have been required to post no cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at June 30, 2015. In addition, the Partnership could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

(10) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$44	$38
Income taxes, net of refunds	2	3
Non-cash transactions:
Accounts payable related to capital expenditures	62	19
Issuance of common units upon interest acquisition of SESH (Note 6)	1	161

(11) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

The Partnership’s revenues from affiliated companies accounted for 6% and 5% of revenues during the three months ended June 30, 2015 and 2014, respectively, and 7% and 6% of revenues during the six months ended June 30, 2015 and 2014, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Gas transportation and storage - CenterPoint Energy	$23	$27	$56	$60
Gas sales - CenterPoint Energy	1	1	7	16
Gas transportation and storage - OGE Energy (1)	9	10	18	22
Gas sales - OGE Energy (1)	1	—	4	5
Total revenues - affiliated companies	$34	$38	$85	$103
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

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Cost of goods sold - CenterPoint Energy	$—	$1	$1	$2
Cost of goods sold - OGE Energy	4	3	7	6
Total cost of goods sold - affiliated companies	$4	$4	$8	$8

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

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in operating and maintenance expenses in Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Seconded Employee Costs - CenterPoint Energy	$—	$31	$—	$69
Corporate Services - CenterPoint Energy	4	6	8	17
Seconded Employee Costs - OGE Energy	8	22	17	53
Corporate Services - OGE Energy	3	4	6	10
Total corporate services and seconded employees expense	$15	$63	$31	$149

The Partnership has outstanding long-term notes payable—affiliated companies to CenterPoint Energy at both June 30, 2015 and December 31, 2014 of $363 million which mature in 2017. Notes having an aggregate principal amount of approximately $273 million bear a fixed interest rate of 2.10% and notes having an aggregate principal amount of approximately $90 million bear a fixed interest rate of 2.45%.

The Partnership recorded affiliated interest expense to CenterPoint Energy on note payable—affiliated companies of $2 million during each of the three months ended June 30, 2015 and 2014, respectively, and $4 million during each of the six months ended June 30, 2015 and 2014, respectively.

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

(13) Equity Based Compensation

The following table summarizes the Partnership’s compensation expense for the three and six months ended June 30, 2015 and 2014 related to performance units, restricted units, and phantom units for the Partnership's employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Performance units	$1	$—	$2	$—
Restricted units	1	6	3	6
Phantom units	1	—	1	—
Total compensation expense	$3	$6	$6	$6

Units Outstanding

Under the Enable Midstream Partners, LP Long Term Incentive Plan, the Partnership granted performance units and restricted units to certain employees in the second quarter of 2015. A summary of the activity for the Partnership's performance units, restricted units, and phantom units applicable to the Partnership’s employees at June 30, 2015 and changes during 2015 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value
	(In millions, except unit data)
Units Outstanding at December 31, 2014	552,581		838,068		98,718
Granted(1)	501,474		279,677		—
Vested	(1,254)		(138,504)		(90,000)
Forfeited	(64,613)		(30,073)		(2,000)
Units Outstanding at June 30, 2015	988,188	$15	949,168	$15	6,718	$—
Units Fully Vested at June 30, 2015	2,799				90,500
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

	June 30, 2015
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$16	2.55
Restricted Units	14	1.95
Phantom Units	—	0.33
Total	$30

As of June 30, 2015, there were 10,802,939 units available for issuance under the long term incentive plan.

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

Financial data for reportable segments and services are as follows:

Three Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$422	$268	$(100)	$590
Cost of goods sold, excluding depreciation and amortization	241	135	(99)	277
Operation and maintenance	78	54	(1)	131
Depreciation and amortization	45	31	—	76
Taxes other than income tax	7	6	—	13
Operating income	$51	$42	$—	$93
Total assets	$7,790	$5,436	$(1,046)	$12,180
Capital expenditures(2)	$275	$22	$—	$297

Three Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$607	$350	$(130)	$827
Cost of goods sold, excluding depreciation and amortization	404	204	(130)	478
Operation and maintenance	74	55	—	129
Depreciation and amortization	39	30	—	69
Taxes other than income tax	6	7	—	13
Operating income	$84	$54	$—	$138
Total assets as of December 31, 2014	$8,356	$5,493	$(2,012)	$11,837
Capital expenditures	$166	$23	$—	$189
_____________________

(1)
Transportation and Storage recorded equity income of $7 million and $4 million for the three months ended June 30, 2015 and 2014, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $343 million and $348 million as of June 30, 2015 and December 31, 2014, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 24.95% interest in SESH for the period of December 31, 2013 until May 29, 2014. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. On June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership. As of June 30, 2015, the Partnership owns 50% interest in SESH. See Note 6 for further discussion regarding SESH.

(2)
As discussed in Note 1, the Partnership acquired a gas gathering system from Monarch Natural Gas, LLC on May 1, 2015 and has allocated $40 million to intangible assets based upon the preliminary purchase price allocation.

Six Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$823	$576	$(193)	$1,206
Cost of goods sold, excluding depreciation and amortization	463	298	(192)	569
Operation and maintenance	154	108	(1)	261
Depreciation and amortization	88	61	—	149
Taxes other than income tax	15	15	—	30
Operating income	$103	$94	$—	$197
Total assets	$7,790	$5,436	$(1,046)	$12,180
Capital expenditures(2)	$490	$46	$—	$536

Six Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$1,278	$878	$(327)	$1,829
Cost of goods sold, excluding depreciation and amortization	868	570	(327)	1,111
Operation and maintenance	143	112	—	255
Depreciation and amortization	77	59	—	136
Taxes other than income tax	10	17	—	27
Operating income	$180	$120	$—	$300
Total assets as of December 31, 2014	$8,356	$5,493	$(2,012)	$11,837
Capital expenditures	$295	$44	$(1)	$338
_____________________

(1)
Transportation and Storage recorded equity income of $14 million and $7 million for the six months ended June 30, 2015 and 2014, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $343 million and $348 million as of June 30, 2015 and December 31, 2014, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 24.95% interest in SESH for the period of December 31, 2013 until May 29, 2014. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. On June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership. As of June 30, 2015, the Partnership owns 50% interest in SESH. See Note 6 for further discussion regarding SESH.

(2)
As discussed in Note 1, the Partnership acquired a gas gathering system from Monarch Natural Gas, LLC on May 1, 2015 and has allocated $40 million to intangible assets based upon the preliminary purchase price allocation.

(15) Subsequent Events

On July 31, 2015, the Partnership entered into a Term Loan Agreement dated as of July 31, 2015, providing for a three-year $450 million unsecured term loan facility (Term Loan Facility). The entire $450 million principal amount of the Term Loan Facility was borrowed by Enable on July 31, 2015. The Term Loan Facility contains an option, which may be exercised up to two times, to extend the term of the Term Loan Facility, in each case, for an additional one-year term. The Term Loan Facility provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof.

The Term Loan Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The proceeds of the Term Loan Facility may be used to refinance indebtedness outstanding from time to time and for other general corporate purposes, including to fund acquisitions, investments and capital expenditures.

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

Recent Developments

Construction update

During March 2015, the Partnership commenced full operation of the Bradley Plant, a 200 MMcf/d cryogenic processing facility located in the Anadarko basin, and the 19,500 Bbl/d crude oil and produced water gathering system located in the Williston basin.

EGT Open Season

From February 20, 2015 through March 19, 2015, EGT held a non-binding open season for firm interstate natural gas transportation capacity, including capacity from an expansion of EGT’s Line AD in Oklahoma. EGT has received sufficient commitments to proceed with the project. The proposed Oklahoma expansion capacity would provide enhanced transportation options from receipt points in the Oklahoma supply area.

Monarch Acquisition

On April 22, 2015, Enable entered into an agreement with Monarch Natural Gas, LLC, pursuant to which Enable agreed to acquire approximately 106 miles of gathering pipeline, approximately 5,000 horsepower of associated compression, right-of-ways and certain other midstream assets that provide natural gas gathering services in the Greater Granite Wash area of Texas. The transaction closed on May 1, 2015. The aggregate purchase price for this transaction was approximately $80 million.

Results of Operations

The following tables summarize the key components of our results of operations for the three and six months ended June 30, 2015 and 2014.

Three Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$422	$268	$(100)	$590
Cost of goods sold (excluding depreciation and amortization)	241	135	(99)	277
Gross margin on revenues	181	133	(1)	313
Operation and maintenance	78	54	(1)	131
Depreciation and amortization	45	31	—	76
Taxes other than income tax	7	6	—	13
Operating income	$51	$42	$—	$93
Equity in earnings of equity method affiliates	$—	$7	$—	$7

Three Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$607	$350	$(130)	$827
Cost of goods sold (excluding depreciation and amortization)	404	204	(130)	478
Gross margin on revenues	203	146	—	349
Operation and maintenance	74	55	—	129
Depreciation and amortization	39	30	—	69
Taxes other than income tax	6	7	—	13
Operating income	$84	$54	$—	$138
Equity in earnings of equity method affiliates	$—	$4	$—	$4

Six Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$823	$576	$(193)	$1,206
Cost of goods sold (excluding depreciation and amortization)	463	298	(192)	569
Gross margin on revenues	360	278	(1)	637
Operation and maintenance	154	108	(1)	261
Depreciation and amortization	88	61	—	149
Taxes other than income tax	15	15	—	30
Operating income	$103	$94	$—	$197
Equity in earnings of equity method affiliates	$—	$14	$—	$14

Six Months Ended June 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$1,278	$878	$(327)	$1,829
Cost of goods sold (excluding depreciation and amortization)	868	570	(327)	1,111
Gross margin on revenues	410	308	—	718
Operation and maintenance	143	112	—	255
Depreciation and amortization	77	59	—	136
Taxes other than income tax	10	17	—	27
Operating income	$180	$120	$—	$300
Equity in earnings of equity method affiliates	$—	$7	$—	$7

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Data:
Gathered volumes—TBtu	291	312	577	607
Gathered volumes—TBtu/d	3.19	3.41	3.19	3.35
Natural gas processed volumes—TBtu	167	141	318	272
Natural gas processed volumes—TBtu/d	1.84	1.55	1.76	1.50
NGLs produced—MBbl/d(1)	74.19	69.47	69.56	67.39
NGLs sold—MBbl/d(1)(2)	75.91	73.75	71.68	69.98
Condensate sold—MBbl/d	5.43	4.28	5.70	4.71
Crude Oil - Gathered volumes—MBbl/d	9.00	1.59	7.87	1.30
Transported volumes—TBtu	456	456	970	955
Transportation volumes—TBtu/d	4.97	4.97	5.34	5.26
Interstate firm contracted capacity—Bcf/d	7.22	7.63	7.52	7.83
Intrastate average deliveries—TBtu/d	1.83	1.63	1.83	1.60
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

Three months ended June 30, 2015 compared to three months ended June 30, 2014. Our gathering and processing business segment reported operating income of $51 million in the three months ended June 30, 2015 compared to $84 million in the three months ended June 30, 2014. Operating income decreased $33 million primarily from decreased gross margin of $22 million, an increase in operation and maintenance expenses of $4 million, an increase in depreciation and amortization of $6 million and an increase in taxes other than income tax of $1 million, during the three months ended June 30, 2015.

Our gathering and processing business segment gross margin decreased $22 million primarily due to lower average natural gas prices of $13 million, lower processing margin of $10 million due to lower natural gas liquids prices partially offset by higher processed volumes in the Anadarko and Ark-La-Tex basins, decreased gathered volumes in the Arkoma and Ark-La-Tex basins of $4 million, net of minimum volume payments, and higher cost of goods sold on third party measurement and communication services of $1 million, partially offset by higher crude oil gathering margin of $3 million as our Bakken crude gathering continued to increase system volumes and increased gains on condensate derivatives of $3 million.

Our gathering and processing business segment operation and maintenance expenses increased $4 million primarily due to an increase in operating expenses of $4 million to support and operate new assets, as well as a loss on sale of assets of $2 million, partially offset by a true-up between reportable segments related to overhead allocations of $2 million.

Our gathering and processing business segment depreciation and amortization increased $6 million due to additional assets placed in service.

Our gathering and processing business segment taxes other than income tax increased $1 million due to additional assets placed in service.

Six months ended June 30, 2015 compared to six months ended June 30, 2014. Our gathering and processing business segment reported operating income of $103 million in the six months ended June 30, 2015 compared to $180 million in the six months ended June 30, 2014. Operating income decreased $77 million primarily from decreased gross margin of $50 million, an increase in operation and maintenance expenses of $11 million, an increase in depreciation and amortization of $11 million and an increase in taxes other than income tax of $5 million during the six months ended June 30, 2015.

Our gathering and processing business segment gross margin decreased $50 million primarily due to lower average natural gas prices of $23 million, lower processing margin of $29 million due to lower natural gas liquids prices partially offset by higher processed volumes in the Anadarko and Ark-La-Tex basins, decreased gathered volumes in the Arkoma and Ark-La-Tex basins of $9 million, net of minimum volume payments and higher cost of goods sold on third party measurement and communication services of $1 million, partially offset by higher crude oil gathering margin of $8 million as our Bakken crude gathering continued to increase system volumes and a $3 million gain on condensate derivatives during the six months ended June 30, 2015 compared to a $1 million loss on condensate derivatives during the six months ended June 30, 2014.

Our gathering and processing business segment operation and maintenance expenses increased $11 million primarily due to an increase in operating expenses of $6 million to support and operate new assets, as well as an increase in payroll related costs of $3 million for severance charges related to workforce reductions and a loss on sale of assets of $2 million.

Our gathering and processing business segment depreciation and amortization increased $11 million due to additional assets placed in service.

Our gathering and processing business segment taxes other than income tax increased $5 million due to additional assets placed in service of $2 million, and the effect of a favorable settlement of a state and local tax dispute in 2014 for $3 million less than the previously recognized reserve.

Transportation and Storage

Three months ended June 30, 2015 compared to three months ended June 30, 2014. Our transportation and storage business segment reported operating income of $42 million in the three months ended June 30, 2015 compared to $54 million in the three months ended June 30, 2014. Operating income decreased $12 million primarily resulting from a decrease in gross margin of $13 million and a $1 million increase in depreciation and amortization expenses, partially offset by a decrease of $1 million in operation and maintenance expenses and a decrease in taxes other than income tax of $1 million for the three months ended June 30, 2015.

Our transportation and storage business segment gross margin decreased $13 million primarily due to lower margins on unrealized natural gas derivatives of $9 million, a decrease in liquid sales related to NGLs collected under contractual arrangements due to lower natural gas liquids prices of $5 million, as well as lower other firm transportation revenues of $4 million, lower rates on transportation services for local distribution companies of $3 million and a decrease in storage demand fees of $2 million, partially offset by higher system optimization opportunities of $8 million and an increase to margins from off-system transportation revenues of $2 million.

Our transportation and storage business segment operation and maintenance expenses decreased $1 million due to a decrease in non-capital costs.

Our transportation and storage business segment depreciation and amortization increased $1 million primarily due to additional assets placed in service.

Our transportation and storage business segment taxes other than income tax decreased $1 million due to reduced ad valorem taxes.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $7 million and $4 million for the three months ended June 30, 2015 and 2014, respectively, from our interest in SESH. The $3 million increase in equity in earnings of equity method affiliates is attributable to our increased interest in SESH for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014. Our transportation and storage business segment reported operating income of $94 million in the six months ended June 30, 2015 compared to $120 million in the six months ended June 30, 2014. Operating income decreased $26 million primarily resulting from a decrease in gross margin of $30 million and a $2 million increase in depreciation and amortization expenses, partially offset by a decrease of $4 million in operation and maintenance expenses and a decrease in taxes other than income tax of $2 million for the six months ended June 30, 2015.

Our transportation and storage business segment gross margin decreased $30 million primarily due to lower margins on unrealized natural gas derivatives of $16 million, a decrease in liquid sales related to NGLs collected under contractual arrangements due to lower natural gas liquids prices of $12 million, as well as a decrease in storage demand fees of $5 million, lower other firm transportation revenues of $3 million, lower rates on transportation services for local distribution companies of $3 million and lower balancing services of $1 million, partially offset by higher system optimization opportunities of $4 million and increased margins from off-system transportation revenues of $6 million.

Our transportation and storage business segment operation and maintenance expenses decreased $4 million due to a decrease in non-capital costs of $5 million, offset by an increase in payroll related costs of $1 million for severance charges related to workforce reductions.

Our transportation and storage business segment depreciation and amortization increased $2 million primarily due to additional assets placed in service.

Our transportation and storage business segment taxes other than income tax decreased $2 million due to reduced ad valorem taxes.

Our transportation and storage business segment recorded equity in earnings of equity method affiliates of $14 million and $7 million for the six months ended June 30, 2015 and 2014, respectively, from our interest in SESH. The $7 million increase in equity in earnings of equity method affiliates is attributable to our increased interest in SESH for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Condensed Consolidated Interim Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Operating Income	$93	$138	$197	$300
Other Income (Expense):
Interest expense	(23)	(16)	(43)	(30)
Equity in earnings of equity method affiliates	7	4	14	7
Other, net	1	(5)	2	(5)
Total Other Income (Expense)	(15)	(17)	(27)	(28)
Income Before Income Taxes	78	121	170	272
Income tax expense	1	—	2	1
Net Income	$77	$121	$168	$271
Less: Net income attributable to noncontrolling interest	—	1	—	2
Net Income attributable to Enable Midstream Partners, LP	$77	$120	$168	$269

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Other Financial Data:
Gross Margin (1)	$313	$349	$637	$718
Adjusted EBITDA (1)	197	211	401	439
Distributable cash flow (1)	135	159	278	342
 _____________________

(1)
Gross margin, Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measure within this Part I, Item 2.

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Net Income attributable to the Partnership. We reported net income attributable to the Partnership of $77 million and $120 million in the three months ended June 30, 2015 and 2014, respectively. The decrease in net income attributable to the Partnership of $43 million was primarily attributable to a decrease in operating income of $45 million and an increase in interest expense of $7 million, partially offset by an increase in equity earnings in equity method affiliates of $3 million (discussed by business segment above) and an increase in other income and expense of $6 million in the three months ended June 30, 2015.

Interest Expense. Interest expense increased $7 million due to higher interest rates on the Partnership's outstanding debt and an increase in the amount of outstanding debt.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Net Income attributable to the Partnership. We reported net income attributable to the Partnership of $168 million and $269 million in the six months ended June 30, 2015 and 2014, respectively. The decrease in net income attributable to the Partnership of $101 million was primarily attributable to a decrease in operating income of $103 million and an increase in interest expense of $13 million, partially offset by an increase in equity earnings in equity method affiliates of $7 million (discussed by business segment above) and an increase in other income and expense of $7 million in the six months ended June 30, 2015.

Interest Expense. Interest expense increased $13 million due to higher interest rates on the Partnership's outstanding debt and an increase in the amount of outstanding debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Reconciliation of Gross Margin to Revenue:
Revenues	$590	$827	$1,206	$1,829
Cost of goods sold, excluding depreciation and amortization	277	478	569	1,111
Gross margin	$313	$349	$637	$718

Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest:
Net income attributable to Enable Midstream Partners, LP	$77	$120	$168	$269
Add:
Depreciation and amortization expense	76	69	149	136
Interest expense, net of interest income	23	16	43	30
Income tax expense	1	—	2	1
EBITDA	$177	$205	$362	$436
Add:
Loss on extinguishment of debt	—	4	—	4
Distributions from equity method affiliates	15	4	27	6
Other non-cash losses	12	2	26	—
Less:
Equity in earnings of equity method affiliates	(7)	(4)	(14)	(7)
Adjusted EBITDA	$197	$211	$401	$439
Less:
Adjusted interest expense, net (1)	(28)	(19)	(50)	(37)
Maintenance capital expenditures	(33)	(33)	(72)	(60)
Current income taxes	(1)	—	(1)	—
Distributable cash flow	$135	$159	$278	$342

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
			(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$96	$186	$284	$292
Interest expense, net of interest income	23	16	43	30
Net income attributable to noncontrolling interest	—	(1)	—	(2)
Income tax expense	1	—	2	1
Deferred income tax (expense) benefit	(1)	2	(1)	1
Equity in earnings of equity method affiliates, net of distributions	(8)	—	(13)	1
Other non-cash items	3	(10)	1	(6)
Changes in operating working capital which (provided) used cash:
Accounts receivable	(2)	(20)	(2)	31
Accounts payable	61	40	70	101
Other, including changes in noncurrent assets and liabilities	4	(8)	(22)	(13)
EBITDA	$177	$205	$362	$436
Add:
Loss on extinguishment of debt	—	4	—	4
Distributions from equity method affiliates	15	4	27	6
Other non-cash losses	12	2	26	—
Less:
Equity in earnings of equity method affiliates	(7)	(4)	(14)	(7)
Adjusted EBITDA	$197	$211	$401	$439
____________________
(1) Adjusted interest expense, net excludes the effect of the amortization of the premium on Enable Oklahoma’s fixed rate senior notes. This exclusion is the primary reason for the difference between “Interest expense, net” and “Adjusted interest expense, net.”

Liquidity and Capital Resources

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of June 30, 2015, we had a working capital deficit of $420 million due primarily to borrowings under our commercial paper program to manage the timing of cash flows for maintenance and expansion activity. We utilize our commercial paper program to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$284	$292
Net cash used in investing activities	(535)	(140)
Net cash provided by financing activities	247	155

Operating Activities

The decrease of $8 million, or 3%, in net cash provided by operating activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to lower gross margin, which was partially offset by the impact of timing of payments and receipts on changes in assets and liabilities.

Investing Activities

The increase of $395 million, or 282%, in net cash used in investing activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to higher capital expenditures of $197 million and lower return of investments in equity method affiliates of $190 million.

Financing Activities

The increase of $92 million in net cash provided by financing activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to:

•	increase in gross borrowings under the Revolving Credit Facility of $310 million and decrease in gross repayments of $337 million;

•	proceeds from issuance of 2019 Notes, 2024 Notes and 2044 Notes of $1.63 billion in 2014;

•	repayment of the Partnership's term loans of $1.3 billion in 2014;

•	issuance of $235 million in commercial paper in 2015; and

•	decrease in distributions to partners of $9 million.

Revolving Credit Facility

On June 18, 2015, the Partnership amended and restated its Revolving Credit Facility to, among other things, increase the borrowing capacity thereunder to $1.75 billion and extend its maturity date to June 18, 2020. The Revolving Credit Facility is discussed in Note 7 of the condensed consolidated financial statements and related notes. As of June 30, 2015, there were $275 million principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. Commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility. As of June 30, 2015, we had $488 million outstanding under our commercial paper program.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of June 30, 2015, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of June 30, 2015, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership's Combined and Consolidated Statements of Income.

Sources of Liquidity

As of June 30, 2015, our sources of liquidity included:

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

Distributions

On July 22, 2015, the board of directors of Enable GP declared a quarterly cash distribution of $0.316 per common unit on all of the Partnership's outstanding common and subordinated units for the period ended June 30, 2015. The distribution represents an increase of approximately 1.1% over the prior quarter distribution and will be paid August 13, 2015 to unitholders of record as of the close of business August 3, 2015.

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

Critical Accounting Policies and Estimates

Assessing Impairment of Long-lived Assets (including Intangible Assets) and Goodwill

The Partnership assesses its goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Factors that could trigger a lower fair value estimate include sustained price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions.

Subsequent to the completion of the annual test on October 1, 2014, the crude oil and natural gas industry was impacted by commodity price declines, which have resulted in decreased producer activity in certain regions in which the Partnership operates. Based on the decline in producer activity and the forecasted impact on future periods, the Partnership performed an interim assessment for goodwill impairment based upon the fair value of our reporting units as of December 31, 2014. Management concluded that the fair value of each reporting unit exceeded the carrying value of the reporting unit, that none of the reporting units were at risk of failing step one of the impairment test and that no impairment was necessary as of December 31, 2014.

Management also considered whether the decline in prices at which our common units have traded during the six month period ended June 30, 2015 required an interim assessment for goodwill impairment based on a decline in the enterprise value of the reporting units taken as a whole. Based upon an evaluation of the conditions and circumstances surrounding the decline in the common unit price, management believes that the recent unit prices are not indicative of a decline in the enterprise value and that no interim assessment of goodwill is required on this basis.

Management will continue to monitor developments in market conditions. If management determines that an event has occurred that would indicate the value of goodwill may be impaired, we could be required to perform an interim goodwill impairment test prior to our annual assessment on October 1, 2015. Any impairment of goodwill recognized in either an interim or annual test could be material.

As of June 30, 2015, there have been no other significant changes to our critical accounting policies and estimates as disclosed in our Annual Report.

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

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is substantially comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2015. Based on such evaluation, our management has concluded that, as of June 30, 2015, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

The Partnership maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. During the quarter ended March 31, 2015, the Partnership completed the initial implementation phase of SAP, a partnership-wide enterprise resource planning (ERP) system. The ERP system was implemented by the Partnership to improve standardization and automation, and not in response to a deficiency in internal control over financial reporting. Management believes the implementation of the ERP system and related changes to internal controls will enhance the Partnership's internal controls over financial reporting. During the quarter ended June 30, 2015, management believes the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

Our Annual Report on Form 10-K for the year ended December 31, 2014 did not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2015. We are required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2015.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note (12) - Commitments and Contingencies to the Partnership's condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Annual Report. No material changes to such risk factors have occurred during the three and six months ended June 30, 2015.

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
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
10.1	Form of Annual Performance Unit Award Agreement for Senior Officers under the Enable Midstream Partners, LP Long Term Incentive Plan.	Registrant’s Form 8-K filed June 3, 2015	File No. 001-36413	Exhibit 10.1
10.2	Form of Annual Restricted Unit Award Agreement for Senior Officers under the Enable Midstream Partners, LP Long Term Incentive Plan.	Registrant’s Form 8-K filed June 3, 2015	File No. 001-36413	Exhibit 10.2
10.3
Amended and Restated Revolving Credit Agreement dated June 18, 2015 by and among Enable Midstream Partners, LP and Citibank, N.A., as sole administrative agent, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, The Bank of Tokyo-Mitsubishi UFJ, LTD. and Wells Fargo Securities, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Royal Bank of Canada and BTM, as co-documentation agents, and the several lenders from time to time party thereto and the letter of credit issuers from time to time party thereto relating to a $1,750,000,000 5-year unsecured revolving credit facility.
		Registrant’s Form 8-K filed June 19, 2015	File No. 001-36413	Exhibit 10.1
10.4	Separation and Release Agreement dated July 15, 2015 among Enable Midstream Partners, LP, Enable Midstream Services, LLC, and Lynn L. Bourdon III	Registrant’s Form 8-K filed July 17, 2015	File No. 001-36413	Exhibit 99.1
10.5
Term Loan Agreement dated July 31, 2015 by and among Enable Midstream Partners, LP and Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, Mizuho Bank, Ltd., as syndication agent and as documentation agent, and the several lenders from time to time party thereto relating to a 3-year $450 million unsecured term loan facility.
		Registrant’s Form 8-K filed August 3, 2015	File No. 001-36413	Exhibit 10.1
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 5, 2015	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)