Form 10-Q
period 2015-09-30
Enable Midstream Partners, LP
filed 2015-11-04
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 16, 2015, there were 214,534,491 common units and 207,855,430 subordinated units outstanding.

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

Enogex.	Enogex LLC, a Delaware limited liability company.
Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Generally accepted accounting principles in the United States.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
General partner.	Enable GP, LLC, a Delaware limited liability company, the general partner of Enable Midstream Partners, LP.
Gross margin.	Total revenues minus cost of natural gas and natural gas liquids, excluding depreciation and amortization.
LIBOR.	London Interbank Offered Rate.
MBbl/d.	Thousand barrels per day.
MFA.	Master Formation Agreement dated March 14, 2013.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
MRT.
Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 1,665-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.

NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.
NYMEX.	New York Mercantile Exchange.
Offering.	Initial public offering of Enable Midstream Partners, LP.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries, other than Enable Midstream Partners, LP.
Partnership.	Enable Midstream Partners, LP, and its subsidiaries.
Revolving Credit Facility.	$1.75 billion senior unsecured revolving credit facility.
SCOOP.	South Central Oklahoma Oil Province.
SEC.	Securities and Exchange Commission.
Securities Act.	Securities Act of 1933, as amended.
SESH.
Southeast Supply Header, LLC, in which the Partnership owns a 50% interest as of September 30, 2015, that operates a 286-mile interstate natural gas pipeline from Perryville, Louisiana, to southeastern Alabama near the Gulf Coast.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 12)):
Product sales	$357	$539	$1,043	$1,839
Service revenue	289	264	809	793
Total Revenues	646	803	1,852	2,632
Cost and Expenses (including expenses from affiliates (Note 12)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	287	439	856	1,550
Operation and maintenance	130	128	391	383
Depreciation and amortization	84	69	233	205
Impairments (Note 6)	1,105	1	1,105	1
Taxes other than income taxes	15	14	45	41
Total Cost and Expenses	1,621	651	2,630	2,180
Operating (Loss) Income	(975)	152	(778)	452
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 12))	(23)	(20)	(66)	(50)
Equity in earnings of equity method affiliates	7	5	21	12
Other, net	—	3	2	(2)
Total Other Income (Expense)	(16)	(12)	(43)	(40)
(Loss) Income Before Income Taxes	(991)	140	(821)	412
Income tax expense	—	1	2	2
Net (Loss) Income	$(991)	$139	$(823)	$410
Less: Net (loss) income attributable to noncontrolling interest	(6)	—	(6)	2
Net (Loss) Income attributable to Enable Midstream Partners, LP	$(985)	$139	$(817)	$408
Limited partners' interest in net (loss) income attributable to Enable Midstream Partners, LP (Note 3)	$(985)	139	$(817)	$408
Basic and diluted (loss) earnings per limited partner unit (Note 3)
Common units	$(2.33)	$0.33	$(1.93)	$1.00
Subordinated units	$(2.34)	$0.33	$(1.94)	$0.98
Basic and diluted weighted average number of outstanding limited partner units (Note 3)
Common units	214	214	214	281
Subordinated units	208	208	208	128

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Net (loss) income	$(991)	$139	$(823)	$410
Comprehensive (loss) income	(991)	139	(823)	410
Less: Comprehensive (loss) income attributable to noncontrolling interest	(6)	—	(6)	2
Comprehensive (loss) income attributable to Enable Midstream Partners, LP	$(985)	$139	$(817)	$408

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In millions)
Current Assets:
Cash and cash equivalents	$5	$12
Accounts receivable	291	254
Accounts receivable—affiliated companies	25	27
Inventory	52	63
Gas imbalances	16	45
Other current assets	38	37
Total current assets	427	438
Property, Plant and Equipment:
Property, plant and equipment	11,127	10,464
Less accumulated depreciation and amortization	1,089	882
Property, plant and equipment, net	10,038	9,582
Other Assets:
Intangible assets, net	346	357
Goodwill	—	1,068
Investment in equity method affiliates	341	348
Other	49	44
Total other assets	736	1,817
Total Assets	$11,201	$11,837
Current Liabilities:
Accounts payable	$206	$275
Accounts payable—affiliated companies	12	38
Short-term debt	432	253
Taxes accrued	54	23
Gas imbalances	17	13
Other	83	69
Total current liabilities	804	671
Other Liabilities:
Accumulated deferred income taxes, net	10	9
Notes payable—affiliated companies	363	363
Regulatory liabilities	18	16
Other	21	27
Total other liabilities	412	415
Long-Term Debt	2,374	1,928
Commitments and Contingencies (Note 13)
Partners’ Capital:
Common units (214,534,491 issued and outstanding at September 30, 2015 and 214,417,908 issued and outstanding at December 31, 2014, respectively)	3,747	4,353
Subordinated units (207,855,430 issued and outstanding at September 30, 2015 and 207,855,430 issued and outstanding at December 31, 2014, respectively)	3,839	4,439
Total partners' capital attributable to Enable Midstream Partners, LP Partners’ Capital	7,586	8,792
Noncontrolling interest	25	31
Total Partners’ Capital	7,611	8,823
Total Liabilities and Partners’ Capital	$11,201	$11,837

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Cash Flows from Operating Activities:
Net (loss) income	$(823)	$410
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	233	205
Deferred income taxes	1	(1)
Impairments	1,105	1
Loss on sale/retirement of assets	2	4
Equity in earnings of equity method affiliates, net of distributions	5	—
Equity based compensation	7	9
Amortization of debt costs and discount (premium)	(2)	(1)
Changes in other assets and liabilities:
Accounts receivable, net	(37)	(11)
Accounts receivable—affiliated companies	2	—
Inventory	11	6
Gas imbalance assets	29	(25)
Other current assets	(1)	(2)
Other assets	(5)	10
Accounts payable	(56)	(91)
Accounts payable—affiliated companies	(26)	(5)
Gas imbalance liabilities	4	(1)
Other current liabilities	45	50
Other liabilities	(3)	3
Net cash provided by operating activities	491	561
Cash Flows from Investing Activities:
Capital expenditures	(654)	(586)
Acquisitions, net of cash acquired	(80)	—
Proceeds from sale of assets	1	—
Return of investment in equity method affiliates	11	198
Investment in equity method affiliates	(8)	(187)
Other, net	—	2
Net cash used in investing activities	(730)	(573)
Cash Flows from Financing Activities:
Repayment of long term debt	—	(1,500)
Proceeds from long term debt, net of issuance costs	450	1,635
Proceeds from revolving credit facility	275	115
Repayment of revolving credit facility	(275)	(487)
Increase in short term debt	179	95
Capital contributions from partners	—	464
Distributions to partners	(397)	(400)
Net cash provided by (used in) financing activities	232	(78)
Net Decrease in Cash and Cash Equivalents	(7)	(90)
Cash and Cash Equivalents at Beginning of Period	12	108
Cash and Cash Equivalents at End of Period	$5	$18

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF
ENABLE MIDSTREAM PARTNERS, LP PARTNERS’ CAPITAL
(Unaudited)

	Partners' Capital
	Common Units		Subordinated Units		Total Enable Midstream Partners, LP Partners’ Capital	Noncontrolling Interest	Total Partners’ Capital
	Units	Value	Units	Value	Value	Value	Value
	(In millions)
Balance as of December 31, 2013	390	$8,148	—	$—	$8,148	$33	$8,181
Net income	—	290	—	118	408	2	410
Issuance of IPO common units	25	464	—	—	464	—	464
Conversion to subordinated units	(208)	(4,372)	208	4,372	—	—	$—
Issuance of common units upon interest acquisition of SESH	6	161	—	—	161	—	$161
Distributions to partners	—	(345)	—	(52)	(397)	(3)	$(400)
Equity based compensation	1	10	—	—	10	—	$10
Balance as of September 30, 2014	214	$4,356	208	$4,438	$8,794	$32	$8,826

Balance as of December 31, 2014	214	$4,353	208	$4,439	$8,792	$31	$8,823
Net (loss) income	—	(412)	—	(405)	(817)	(6)	(823)
Issuance of common units upon interest acquisition of SESH	—	1	—	—	1	—	1
Distributions to partners	—	(202)	—	(195)	(397)	—	(397)
Equity based compensation	—	7	—	—	7	$—	7
Balance as of September 30, 2015	214	$3,747	208	$3,839	$7,586	$25	$7,611

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a Delaware limited partnership formed on May 1, 2013 by CenterPoint Energy, Inc. (CenterPoint Energy), OGE Energy Corp. (OGE Energy) and affiliates of ArcLight Capital Partners, LLC (ArcLight), pursuant to the terms of the MFA. The Partnership is a large-scale, growth-oriented limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. The Partnership’s assets and operations are organized into two reportable segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage services primarily to natural gas producers, utilities and industrial customers. The natural gas gathering and processing assets are located in five states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex basins. This segment also includes a crude oil gathering business in the Bakken Shale formation, principally located in the Williston basin. The natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

The Partnership is controlled equally by CenterPoint Energy and OGE Energy, who each have 50% of the management rights of Enable GP. Enable GP was established by CenterPoint Energy and OGE Energy to govern the Partnership and has no other operating activities. Enable GP is governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy and OGE Energy, along with the independent board members CenterPoint Energy and OGE Energy mutually agreed to appoint. Based on the 50/50 management ownership, with neither company having control, CenterPoint Energy and OGE Energy do not consolidate their interests in the Partnership. CenterPoint Energy and OGE Energy also own a 40% and 60% interest, respectively, in the incentive distribution rights held by Enable GP. As of September 30, 2015, CenterPoint Energy held approximately 55.4% of the limited partner interests in the Partnership, or 94,151,707 common units and 139,704,916 subordinated units, and OGE Energy held approximately 26.3% of the limited partner interests in the Partnership, or 42,832,291 common units and 68,150,514 subordinated units.

For the period from December 31, 2013 through May 29, 2014, the financial statements reflect a 24.95% interest in SESH. For the period of May 30, 2014 through June 29, 2015, the financial statements reflect a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to a 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership in exchange for 25,341 common units representing limited partner interests in the Partnership. As of September 30, 2015, the Partnership owned a 50% interest in SESH. See Note 7 for further discussion of SESH.

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

For a description of the Partnership’s reportable segments, see Note 15.

Revenue Recognition

The Partnership generates the majority of its revenues from midstream energy services, including natural gas gathering, processing, transportation and storage and crude oil gathering. The Partnership performs these services under various contractual arrangements, which include fee-based contract arrangements and arrangements pursuant to which it purchases and resells commodities in connection with providing the related service and earns a net margin for its fee. While the Partnership's transactions vary in form, the essential element of each transaction is the use of its assets to transport a product or provide a processed product to a customer. The Partnership reflects revenue as Product sales and Service revenue on the Condensed Consolidated Statements of Income as follows:

Product sales: Product sales represent the sale of natural gas, NGLs, crude oil and condensate where the product is purchased and used in connection with providing the Partnership's midstream services.

Service revenue: Service revenue represents all other revenue generated as a result of performing the Partnership's midstream services.

Revenues for gathering, processing, and transportation and storage services for the Partnership are recorded each month based on the current month’s estimated volumes, contracted prices (considering current commodity prices), historical seasonal fluctuations and any known adjustments. The estimates are reversed in the following month, and customers are billed on actual volumes and contracted prices. Gas sales are calculated on current-month nominations and contracted prices. Revenues associated with the production of NGLs are estimated based on current-month estimated production and contracted prices. These amounts are also reversed in the following month, and the customers are billed on actual production and contracted prices. Estimated revenues are reflected in Accounts Receivable or Accounts Receivable-affiliated companies, as appropriate, on the Consolidated Balance Sheets and in Total Revenues on the Combined and Consolidated Statements of Income.

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

Cost of natural gas and natural gas liquids represents cost of our natural gas and natural gas liquids purchased exclusive of depreciation and Operation and maintenance expenses and consists primarily of product and fuel costs. Operation and maintenance expense represents the cost of our service related revenues and consists primarily of labor expenses, lease costs, utility costs, insurance premiums and repairs and maintenance expenses. Any Operation and maintenance expenses associated with product sales are immaterial.

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

The acquisition was accounted for as a business combination. During the third quarter of 2015, the Partnership, with the assistance of a third-party valuation expert, finalized the purchase price allocation as of May 1, 2015.

Purchase price allocation (in millions):
Property, plant and equipment	$51
Intangibles	10
Goodwill	19
Total	$80

The Partnership recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer contract life of approximately 15 years. Goodwill recognized from the acquisition primarily relates to the value created from additional growth opportunities and greater operating leverage in the Anadarko Basin. See Note 6 for further information related to the Partnership's goodwill impairment. The Partnership incurred less than $1 million of acquisition costs associated with this transaction, which are included in Operation and maintenance expense in the Condensed Consolidated Statement of Income.

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

In August 2015, FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date," which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Partnership is currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements and related disclosures.

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

Presentation of Debt Issuance Costs

In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Partnership is currently evaluating the impact the adoption of this standard will have on our Consolidated Financial Statements and related disclosures. As of September 30, 2015 and December 31, 2014, the Partnership had unamortized debt expense of $18 million and $17 million, respectively, a portion of which would have been classified as a reduction of long-term debt in our condensed consolidated balance sheets had we adopted this standard in the third quarter of 2015. The Partnership does not expect a material impact on its results of operations upon adoption of ASU 2015-03.

In August 2015, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting." This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements to this topic. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership does not expect a material impact on its results of operations upon adoption of ASU 2015-15.

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

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments." Under this ASU, acquirers are required to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Acquirers are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2016. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Partnership is currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements and related disclosures.

(3) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated limited partner units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except per unit data)
Net (loss) income attributable to Enable Midstream Partners, LP	$(985)	$139	$(817)	$408
Less general partner interest in net (loss) income	—	—	—	—
Limited partner interest in net (loss) income attributable to Enable Midstream Partners, LP	$(985)	$139	$(817)	$408
Net (loss) income allocable to common units	$(499)	$71	$(414)	$282
Net (loss) income allocable to subordinated units	(486)	68	(403)	126
Limited partner interest in net (loss) income attributable to Enable Midstream Partners, LP	$(985)	$139	$(817)	$408
Basic and diluted weighted average number of outstanding limited partner units
Common units	214	214	214	281
Subordinated units (1)	208	208	208	128
Total	422	422	422	409
Basic and diluted (loss) earnings per limited partner unit
Common units	$(2.33)	$0.33	$(1.93)	$1.00
Subordinated units (1)	$(2.34)	$0.33	$(1.94)	$0.98
____________________

(1)
Basic and diluted earnings per subordinated unit reflect net (loss) income attributable to the Partnership for periods subsequent to its Offering, as no subordinated units were outstanding prior to this date.

There was no dilutive effect of unit-based awards during the three or nine months ended September 30, 2015 and 2014.

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

The Partnership paid or has authorized payment of the following cash distributions under the Second Amended and Restated Agreement of Limited Partnership during 2014 and 2015 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
September 30, 2015 (1)	November 3, 2015	November 13, 2015	$0.318	$134
June 30, 2015	August 3, 2015	August 13, 2015	$0.316	$134
March 31, 2015	May 5, 2015	May 15, 2015	$0.3125	$132
December 31, 2014	February 4, 2015	February 13, 2015	$0.30875	$130
September 30, 2014	November 4, 2014	November 14, 2014	$0.3025	$128
June 30, 2014 (2)	August 4, 2014	August 14, 2014	$0.2464	$104
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on October 22, 2015, to be paid on November 13, 2015, to unitholders of record at the close of business on November 3, 2015.

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

(5) Intangible Assets, Net

The Partnership has $411 million in intangible assets associated with customer relationships due to the acquisition of Enogex and assets acquired from Monarch Natural Gas, LLC. The Partnership determined that intangible assets related to customer relationships have a weighted average useful life of 15 years. Intangible assets do not have any significant residual value or renewal options of existing terms. There are no intangible assets with indefinite useful lives.

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014
	(In millions)
Customer relationships:
Total intangible assets	$411	$401
Accumulated amortization	65	45
Net intangible assets	$346	$356

The Partnership recorded amortization expense of $7 million during each of the three months ended September 30, 2015 and 2014, respectively, and $20 million during each of the nine months ended September 30, 2015 and 2014, respectively. As discussed in Note 1, the Partnership acquired a gas gathering system from Monarch Natural Gas, LLC on May 1, 2015 and has allocated $10 million to intangible assets based upon the purchase price allocation.

(6) Assessing Impairment of Long-lived Assets (including Intangible Assets) and Goodwill

Impairment of Long-lived Assets (including Intangible Assets)

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. During each of the three and nine months ended September 30, 2015, the Partnership recorded a $12 million impairment on jurisdictional pipelines in our transportation and storage segment, and a $6 million impairment to our Service Star business line, a component of our gathering and processing segment, which is included in Impairments on the Condensed Consolidated Statements of Income. The Partnership recorded no other material impairments to long-lived assets in the three and nine months ended September 30, 2015 or 2014. Based upon review of forecasted undiscounted cash flows, none of the asset groups were at risk of failing step one of the impairment test. Further price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions could reduce forecast undiscounted cash flows.

Impairment of Goodwill

The goodwill associated with the gathering and processing reportable segment is primarily related to the acquisitions of Enable Oklahoma, Waskom and Monarch. The Partnership recognized $438 million of goodwill as a result of the acquisition of Enable Oklahoma, which occurred at the time of the formation of the Partnership in 2013. The $579 million of goodwill associated with the transportation and storage reportable segment is related to the original acquisitions of EGT and MRT in 1997 by predecessors of the Partnership. The Partnership tests its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. Subsequent to the completion of the October 1, 2014 annual test and previous interim assessment as of December 31, 2014, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which the Partnership operates. Due to the continuing commodity price declines, the resulting decreases in forward commodity prices and forecasted producer activities, and an increase in the weighted average cost of capital, we determined that the impact on our forecasted discounted cash flows for our gathering and processing and transportation and storage reportable segments would be significantly reduced. As a result, when we performed the first step of our annual goodwill impairment analysis as of October 1, 2015, we determined that the carrying value of the gathering and processing and transportation and storage reportable segments exceeded fair value. We completed the second step of the goodwill impairment analysis by comparing the implied fair value of the reporting unit to the carrying amount of that goodwill and determined that goodwill was completely impaired in the amount of $1,087 million, which is included in Impairments on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015.

The change in carrying amount of goodwill in each of our reportable segments is as follows:

	Gathering and Processing	Transportation and Storage	Total
	(In millions)
Balance as of December 31, 2014	$489	$579	$1,068
Acquisition of Monarch	19	—	19
Goodwill Impairment	(508)	(579)	(1,087)
Balance as of September 30, 2015	$—	$—	$—

(7) Investments in Equity Method Affiliates

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

For the period from May 1, 2013 through May 29, 2014, the Partnership held a 24.95% interest in SESH, which is accounted for as an investment in equity method affiliates, and CenterPoint Energy indirectly owned a 25.05% interest in SESH. Pursuant to the MFA, that interest could be contributed to the Partnership upon exercise of certain put or call rights, under which CenterPoint Energy would contribute to the Partnership CenterPoint Energy’s retained interest in SESH at a price equal to the fair market value of such interest at the time the put right or call right is exercised. On May 13, 2014, CenterPoint Energy exercised its put right with respect to a 24.95% interest in SESH. Pursuant to the put right, on May 30, 2014, CenterPoint Energy contributed a 24.95% interest in SESH to the Partnership in exchange for 6,322,457 common units representing limited partner interests in the Partnership, which had a fair value of $161 million based upon the closing market price of the Partnership's common units. For the period from May 30, 2014 through June 29, 2015, the Partnership held a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to its remaining 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed a 0.1% interest in SESH to the Partnership in exchange for 25,341 common units representing limited partner interests in the Partnership, which had a fair value of $1 million based upon the closing market price of the Partnership's common units. Affiliates of Spectra Energy Corp own the remaining 50% interest in SESH. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its limited partner interest in the Partnership and its economic interest in Enable GP, or does not have the ability to exercise certain control rights, affiliates of Spectra Energy Corp could have the right to purchase our interest in SESH at fair market value. As of September 30, 2015, the Partnership owned a 50% interest in SESH.

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

Investment in Equity Method Affiliates:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Balance as of December 31	$348	$198
Interest acquisition of SESH	1	161
Return of investment from SESH refinancing	—	(198)
Additional investment in SESH	—	187
Equity in earnings of equity method affiliate	21	12
Contributions to equity method affiliate	8	2
Distributions from equity method affiliate	(37)	(13)
Balance as of September 30	$341	$349

Equity in Earnings of Equity Method Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
SESH	$7	$5	$21	$12

Distributions from Equity Method Affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
SESH	$10	$7	$37	$13

Summarized financial information of SESH is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Income Statements:
Revenues	$29	$27	$86	$80
Operating income	18	17	54	50
Net income	14	12	42	34

(8) Debt

The following table presents the Partnership's outstanding debt as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(In millions)
Commercial Paper	$432	$253
Term Loan Facility	450	—
Notes payable — affiliated companies	363	363
2019 Notes	500	500
2024 Notes	600	600
2044 Notes	550	550
Enable Oklahoma Senior Notes	250	250
Premium (Discount) on long-term debt	24	28
Total debt	3,169	2,544
Less amount classified as short-term debt(1)	432	253
Less Notes payable—affiliated companies	363	363
Total long-term debt	$2,374	$1,928
___________________

(1)	Short-term debt includes $432 million and $253 million of commercial paper as of September 30, 2015 and December 31, 2014, respectively.

Revolving Credit Facility

On June 18, 2015, the Partnership amended and restated its Revolving Credit Facility to, among other things, increase the borrowing capacity thereunder to $1.75 billion and extend its maturity date to June 18, 2020. As of September 30, 2015, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. However, as discussed below, commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of September 30, 2015, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of September 30, 2015, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership's Condensed Consolidated Statements of Income.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There was $432 million and $253 million outstanding under our commercial paper program as of September 30, 2015 and December 31, 2014, respectively. Any reduction in our credit ratings could prevent us from accessing the commercial paper markets.

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement dated as of July 31, 2015, providing for an unsecured three-year $450 million term loan facility (Term Loan Facility). The entire $450 million principal amount of the Term Loan Facility was borrowed by Enable on July 31, 2015. The Term Loan Facility contains an option, which may be exercised up to two times, to extend the term of the Term Loan Facility, in each case, for an additional one-year term. The Term Loan Facility provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof. As of September 30, 2015, there was $450 million outstanding under the Term Loan Facility.

The Term Loan Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on our applicable credit ratings. As of September 30, 2015, the applicable margin for LIBOR-based borrowings under the term loan facility was 1.375% based on our credit ratings.

Senior Notes

In connection with the issuance of the 2019 Notes, 2024 Notes and 2044 Notes, the Partnership, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers, entered into a registration rights agreement whereby the Partnership and the guarantor agreed to file with the SEC a registration statement relating to a registered offer to exchange the 2019 Notes, 2024 Notes and 2044 Notes for new series of the Partnership's notes in the same aggregate principal amount as, and with terms substantially identical in all respects to, the 2019 Notes, 2024 Notes and 2044 Notes. The agreement provided for the accrual of additional interest if the Partnership did not complete an exchange offer by October 9, 2015. Because an exchange offer was not consummated by October 9, 2015, additional interest began accruing on the 2019 Notes, 2024 Notes and 2044 Notes on October 10, 2015, at a rate of 0.25% per year until the first 90-day period after such date. The amount of additional interest will increase by an additional 0.25% per year for each subsequent 90-day period during which the exchange offer registration statement is not declared effective or the exchange offer is not completed, up to a maximum of 1.00% per year.

Financing Costs

Unamortized debt expense of $18 million and $17 million as of September 30, 2015 and December 31, 2014, respectively, is classified in Other Assets in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt. Unamortized premium on long-term debt of $24 million and $28 million at September 30, 2015 and December 31, 2014, respectively, is classified as either Long-Term Debt or Current Portion of Long-Term Debt, consistent with the underlying debt instrument, in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt.

 As of September 30, 2015, the Partnership and Enable Oklahoma were in compliance with all of their debt agreements, including financial covenants.

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended September 30, 2015, there were no transfers between Level 1, 2, and 3 investments.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

September 30, 2015	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$17	$3	$—	$—
Significant other observable inputs (Level 2)	1	—	10	$12
Unobservable inputs (Level 3)	11	1	—	$—
Total fair value	29	4	10	$12
Netting adjustments	(4)	(4)	—	$—
Total	$25	$—	$10	$12

December 31, 2014	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$33	$4	$—	$—
Significant other observable inputs (Level 2)	2	—	40	12
Unobservable inputs (Level 3)	5	—	—	—
Total fair value	40	4	40	12
Netting adjustments	(4)	(4)	—	—
Total	$36	$—	$40	$12
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by Enable Oklahoma are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of September 30, 2015 and December 31, 2014.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $6 million and $4 million at September 30, 2015 and December 31, 2014, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $5 million and $1 million at September 30, 2015 and December 31, 2014, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper, and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Long-term notes payable - affiliated companies (Level 2)	$363	$361	$363	$362
Revolving Credit Facility (Level 2)(1)	—	—	—	—
Term Loan Facility (Level 2)	450	450	—	—
Enable Oklahoma Senior Notes (Level 2)	275	275	279	282
Enable Midstream Partners, LP 2019, 2024 and 2044 Notes (Level 2)	1,649	1,442	1,649	1,592
___________________

(1)
Borrowing capacity is reduced by our borrowings outstanding under the commercial paper program. $432 million and $253 million of commercial paper was outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

As of September 30, 2015 and December 31, 2014, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of September 30, 2015 and December 31, 2014, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	September 30, 2015		December 31, 2014
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu(1)
Physical purchases/sales	2	64	4	32
Financial fixed futures/swaps	2	32	5	35
Financial basis futures/swaps	3	41	7	54
Condensate— MBbl(2)
Financial Futures/swaps	—	1	—	12
Natural gas liquids— MBbl(3)
Financial Futures/swaps	—	1	—	—
____________________

(1)
As of September 30, 2015, 90.6% of the natural gas contracts had durations of one year or less, 9.2% had durations of more than one year and less than two years and 0.2% had durations of more than two years. As of December 31, 2014, 91.2% of the natural gas contracts had durations of one year or less, 6.5% had durations of more than one year and less than two years and 2.2% had durations of more than two years.

(2)
As of September 30, 2015, 88.9% of the condensate contracts had durations of one year or less and 11.1% had durations of more than one year and less than two years. As of December 31, 2014, 100.0% of the condensate contracts had durations of one year or less.

(3)	As of September 30, 2015, 89.3% of the natural gas liquids contracts had durations of one year or less and 10.7% had durations of more than one year and less than two years.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 that were not designated as hedging instruments for accounting purposes are as follows:

		September 30, 2015		December 31, 2014
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In millions)
Natural gas
Financial futures/swaps	Other Current	$17	$3	$34	$4
Physical purchases/sales	Other Current	1	—	1	—
Condensate
Financial futures/swaps	Other Current	2	—	5	—
Natural gas liquids
Financial Futures/swaps	Other Current	9	1	—	—
Total gross derivatives (1)		$29	$4	$40	$4
_____________________

(1)	See Note 9 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.

Income Statement Presentation Related to Derivative Instruments

The following tables present the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015.

	Amounts Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Natural gas financial futures/swaps gains (losses)	$10	$3	$13	$4
Natural gas physical purchases/sales gains (losses)	(1)	(1)	(5)	(1)
Condensate financial futures/swaps gains (losses)	11	3	8	2
Natural gas liquids financial futures/swaps gains (losses)	1	—	7	—
Total	$21	$5	$23	$5

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended September 30, 2015 and 2014, if any, are reported in Product Sales.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, at September 30, 2015, the Partnership would have been required to post no cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at September 30, 2015. In addition, the Partnership could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

(11) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$61	$53
Income taxes, net of refunds	2	1
Non-cash transactions:
Accounts payable related to capital expenditures	66	4
Issuance of common units upon interest acquisition of SESH (Note 7)	1	161

(12) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

The Partnership’s revenues from affiliated companies accounted for 6% and 5% of revenues during the three months ended September 30, 2015 and 2014, respectively, and 7% and 5% of revenues during the nine months ended September 30, 2015 and 2014, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Gas transportation and storage service revenue - CenterPoint Energy	$23	$22	$79	$82
Natural gas product sales - CenterPoint Energy	—	1	7	17
Gas transportation and storage service revenue - OGE Energy (1)	10	9	28	31
Natural gas product sales - OGE Energy (1)	3	5	7	10
Total revenues - affiliated companies	$36	$37	$121	$140
____________________

(1)
The Partnership's contracts with OGE Energy to transport and sell natural gas to OGE Energy’s natural gas-fired generation facilities and store natural gas are reflected in Partnership’s Condensed Consolidated Statements of Income beginning on May 1, 2013. On March 17, 2014, the Partnership and the electric utility subsidiary of OGE Energy signed a new transportation agreement effective May 1, 2014 with a primary term through April 30, 2019. Following the primary term, the agreement will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period.

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Cost of natural gas purchases - CenterPoint Energy	$1	$—	$2	$2
Cost of natural gas purchases - OGE Energy	5	8	12	14
Total cost of natural gas purchases - affiliated companies	$6	$8	$14	$16

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

Prior to May 1, 2013, the Partnership received certain services and support functions from CenterPoint Energy described below. Under the terms of the MFA, effective May 1, 2013, the Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under service agreements for an initial term ending on April 30, 2016. The service agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice. Additionally, the Partnership may terminate these service agreements at any time with 180 days’ notice, if approved by the Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2015 are $15 million and $11 million, respectively.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in Operation and maintenance expenses in Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Seconded Employee Costs - CenterPoint Energy	$—	$32	$—	$101
Corporate Services - CenterPoint Energy	5	6	12	23
Seconded Employee Costs - OGE Energy	12	25	30	78
Corporate Services - OGE Energy	2	3	8	13
Total corporate services and seconded employees expense	$19	$66	$50	$215

The Partnership has outstanding long-term notes payable—affiliated companies to CenterPoint Energy at both September 30, 2015 and December 31, 2014 of $363 million which mature in 2017. Notes having an aggregate principal amount of approximately $273 million bear a fixed interest rate of 2.10% and notes having an aggregate principal amount of approximately $90 million bear a fixed interest rate of 2.45%.

The Partnership recorded affiliated interest expense to CenterPoint Energy on note payable—affiliated companies of $2 million during each of the three months ended September 30, 2015 and 2014, respectively, and $6 million during each of the nine months ended September 30, 2015 and 2014, respectively.

(13) Commitments and Contingencies

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

(14) Equity Based Compensation

The following table summarizes the Partnership’s compensation expense for the three and nine months ended September 30, 2015 and 2014 related to performance units, restricted units, and phantom units for the Partnership's employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Performance units	$1	$1	$3	$1
Restricted units	2	3	5	8
Phantom units	—	1	1	1
Total compensation expense	$3	$5	$9	$10

Units Outstanding

The Partnership periodically grants performance units, restricted units, and phantom units to certain employees. Under the Enable Midstream Partners, LP Long Term Incentive Plan, the Partnership granted performance units and restricted units to certain employees in the second quarter of 2015. A summary of the activity for the Partnership's performance units, restricted units, and phantom units applicable to the Partnership’s employees at September 30, 2015 and changes during 2015 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value	Number of Units	Aggregate Intrinsic Value
	(In millions, except unit data)
Units Outstanding at December 31, 2014	552,581		838,068		98,718
Granted(1)	501,474		279,677		—
Vested	(1,254)		(375,504)		(90,000)
Forfeited	(222,389)		(126,278)		(2,000)
Units Outstanding at September 30, 2015	830,412	$10	615,963	$8	6,718	$—
Units Fully Vested at September 30, 2015	2,799				90,500
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

	September 30, 2015
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$11	2.3
Restricted Units	10	1.9
Phantom Units	—	0.1
Total	$21

As of September 30, 2015, there were 11,056,759 units available for issuance under the long term incentive plan.

(15) Reportable Segments

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

Financial data for reportable segments are as follows:

Three Months Ended September 30, 2015	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Total revenues	$456	$299	$(109)	$646
Cost of natural gas and natural gas liquids	235	161	(109)	287
Operation and maintenance	75	55	—	130
Depreciation and amortization	53	31	—	84
Impairments	514	591	—	1,105
Taxes other than income tax	8	7	—	15
Operating loss	$(429)	$(546)	$—	$(975)
Total assets	$7,441	$4,857	$(1,097)	$11,201
Capital expenditures	$167	$31	$—	$198

Three Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Total revenues	$604	$341	$(142)	$803
Cost of natural gas and natural gas liquids	382	198	(141)	439
Operation and maintenance	76	53	(1)	128
Depreciation and amortization	41	28	—	69
Impairments	1	—	—	1
Taxes other than income tax	8	6	—	14
Operating income	$96	$56	$—	$152
Total assets as of December 31, 2014	$8,356	$5,493	$(2,012)	$11,837
Capital expenditures	$227	$25	$(4)	$248
_____________________

(1)
Transportation and Storage recorded equity income of $7 million and $5 million for the three months ended September 30, 2015 and 2014, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $341 million and $348 million as of September 30, 2015 and December 31, 2014, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 24.95% interest in SESH for the period of December 31, 2013 until May 29, 2014. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. On June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership. As of September 30, 2015, the Partnership owns 50% interest in SESH. See Note 7 for further discussion regarding SESH.

Nine Months Ended September 30, 2015	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Total revenues	$1,279	$875	$(302)	$1,852
Cost of natural gas and natural gas liquids	698	459	(301)	856
Operation and maintenance	229	163	(1)	391
Depreciation and amortization	141	92	—	233
Impairments	514	591	—	1,105
Taxes other than income tax	23	22	—	45
Operating loss	$(326)	$(452)	$—	$(778)
Total assets	$7,441	$4,857	$(1,097)	$11,201
Capital expenditures(2)	$657	$77	$—	$734

Nine Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Total revenues	$1,882	$1,219	$(469)	$2,632
Cost of natural gas and natural gas liquids	1,250	768	(468)	1,550
Operation and maintenance	219	165	(1)	383
Depreciation and amortization	118	87	—	205
Impairments	1	—	—	1
Taxes other than income tax	18	23	—	41
Operating income	$276	$176	$—	$452
Total assets as of December 31, 2014	$8,356	$5,493	$(2,012)	$11,837
Capital expenditures	$522	$69	$(5)	$586
_____________________

(1)
Transportation and Storage recorded equity income of $21 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively, from its interest in SESH, a jointly-owned pipeline. These amounts are included in Equity in earnings of equity method affiliates under the Other Income (Expense) caption. Transportation and Storage’s investment in SESH was $341 million and $348 million as of September 30, 2015 and December 31, 2014, respectively, and is included in Investments in equity method affiliates. The Partnership reflected a 24.95% interest in SESH for the period of December 31, 2013 until May 29, 2014. On May 30, 2014, CenterPoint Energy contributed its 24.95% interest in SESH to the Partnership. On June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership. As of September 30, 2015, the Partnership owns 50% interest in SESH. See Note 7 for further discussion regarding SESH.

(2)	As discussed in Note 1, the Partnership acquired a gas gathering system for $80 million from Monarch Natural Gas, LLC on May 1, 2015.

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

During August 2015, the Partnership announced the planned construction of the Wildhorse Plant, a 200 MMcf/d natural gas processing facility in Garvin County, Oklahoma, which supports the continued volume growth from producers in the SCOOP and other plays in the Anadarko Basin.

EGT Open Season

From February 20, 2015 through March 19, 2015, EGT held a non-binding open season for firm interstate natural gas transportation capacity, including capacity from an expansion of EGT’s Line AD in Oklahoma. EGT has received sufficient commitments to proceed with the project with an anticipated in-service date of April 1, 2017. The proposed Oklahoma expansion capacity will provide enhanced transportation options from receipt points in the Oklahoma supply area.

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

Impairment of Long-lived Assets (including Intangible Assets) and Goodwill

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. During each of the three and nine months ended September 30, 2015, the Partnership recorded a $12 million impairment on jurisdictional pipelines in our transportation and storage segment, and a $6 million impairment to our Service Star business line, a component of our gathering and processing segment, which is included in Impairments on the Condensed Consolidated Statement of Income.

The Partnership tests its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. Subsequent to the completion of the October 1, 2014 annual test and previous interim assessment as of December 31, 2014, the crude oil and natural gas industry was impacted by further commodity price declines, which consequently resulted in decreased producer activity in certain regions in which the Partnership operates. As discussed in Note 6, the Partnership determined during its preparation of financial statements for the third quarter of 2015 that the carrying value of our gathering and processing and transportation and storage reportable segments exceeded fair value. The Partnership determined that goodwill was completely impaired in the amount of $1,087 million, which is included in Impairments on the Condensed Consolidated Statement of Income.

Results of Operations

The following tables summarize the key components of our results of operations for the three and nine months ended September 30, 2015 and 2014.

Three Months Ended September 30, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Total revenues	$456	$299	$(109)	$646
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	235	161	(109)	287
Gross margin	221	138	—	359
Operation and maintenance	75	55	—	130
Depreciation and amortization	53	31	—	84
Impairments	514	591	—	1,105
Taxes other than income tax	8	7	—	15
Operating loss	$(429)	$(546)	$—	$(975)
Equity in earnings of equity method affiliates	$—	$7	$—	$7

Three Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Total revenues	$604	$341	$(142)	$803
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	382	198	(141)	439
Gross margin	222	143	(1)	364
Operation and maintenance	76	53	(1)	128
Depreciation and amortization	41	28	—	69
Impairments	1	—	—	1
Taxes other than income tax	8	6	—	14
Operating income	$96	$56	$—	$152
Equity in earnings of equity method affiliates	$—	$5	$—	$5

Nine Months Ended September 30, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Total revenues	$1,279	$875	$(302)	$1,852
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	698	459	(301)	856
Gross margin	581	416	(1)	996
Operation and maintenance	229	163	(1)	391
Depreciation and amortization	141	92	—	233
Impairments	514	591	—	1,105
Taxes other than income tax	23	22	—	45
Operating loss	$(326)	$(452)	$—	$(778)
Equity in earnings of equity method affiliates	$—	$21	$—	$21

Nine Months Ended September 30, 2014	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Total revenues	$1,882	$1,219	$(469)	$2,632
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,250	768	(468)	1,550
Gross margin	632	451	(1)	1,082
Operation and maintenance	219	165	(1)	383
Depreciation and amortization	118	87	—	205
Impairments	1	—	—	1
Taxes other than income tax	18	23	—	41
Operating income	$276	$176	$—	$452
Equity in earnings of equity method affiliates	$—	$12	$—	$12

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Data:
Gathered volumes—TBtu	291	306	866	913
Gathered volumes—TBtu/d	3.17	3.32	3.17	3.34
Natural gas processed volumes—TBtu	172	147	488	418
Natural gas processed volumes—TBtu/d	1.87	1.60	1.79	1.53
NGLs produced—MBbl/d(1)	83.80	68.11	73.81	67.63
NGLs sold—MBbl/d(1)(2)	81.63	68.87	74.45	69.60
Condensate sold—MBbl/d	4.63	3.52	5.34	4.31
Crude Oil - Gathered volumes—MBbl/d	16.46	4.51	10.76	2.37
Transported volumes—TBtu	425	418	1,395	1,373
Transportation volumes—TBtu/d	4.62	4.54	5.10	5.02
Interstate firm contracted capacity—Bcf/d	6.71	7.50	7.25	8.69
Intrastate average deliveries—TBtu/d	1.88	1.66	1.85	1.62
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

Three months ended September 30, 2015 compared to three months ended September 30, 2014. Our gathering and processing segment reported operating loss of $429 million in the three months ended September 30, 2015 compared to operating income of $96 million in the three months ended September 30, 2014. Operating income decreased $525 million primarily from an increase in impairment charges of $513 million related to the impairment of goodwill and long-lived assets, decreased gross margin of $1 million, and an increase in depreciation and amortization of $12 million, partially offset by a decrease in operation and maintenance expenses of $1 million, during the three months ended September 30, 2015.

Our gathering and processing segment gross margin decreased $1 million primarily due to a decrease in processing margin of $17 million resulting from the impact of lower NGL prices offset by increased processed volumes in the Anadarko basin and lower revenues on third party measurement and communication services of $2 million. These decreases were partially offset by increased gathering margins of $6 million primarily due to increased gathered volumes in the Anadarko basin and higher minimum volume payments in the Ark-La-Tex basin, and higher crude oil gathering of $12 million due to higher volumes in the Williston basin, while unrealized gains on condensate and NGL derivatives remained flat for the three months ended September 30, 2015.

Our gathering and processing segment operation and maintenance expenses decreased $1 million. Decreases in integration related costs of $2 million, lower loss on sale of assets of $4 million, and lower write down of materials and supplies inventory of $2 million were offset by an increase in payroll related costs of $5 million for severance charges related to workforce reductions and an increase in operation and maintenance expenses of $2 million to support and operate new assets.

Our gathering and processing segment depreciation and amortization increased $12 million due to additional assets placed in service.

Our gathering and processing segment impairments increased $513 million. We recognized impairments of $514 million and $1 million in the three months ended September 30, 2015 and 2014, respectively. Due to the continuing commodity price declines, the resulting decreases in forward commodity prices and forecasted producer activities, and an increase in the weighted average cost of capital, in its preparation of financial statements for the third quarter of 2015, the Partnership determined that the carrying value of goodwill associated with the gathering and processing reportable segment was completely impaired and as a result recognized impairment expense of $508 million. Also in the third quarter of 2015, we recognized impairment expense of $6 million on the Service Star business line. In the third quarter of 2014, impairment of assets held for sale of $1 million was recognized.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Our gathering and processing segment reported operating loss of $326 million in the nine months ended September 30, 2015 compared to operating income of $276 million in the nine months ended September 30, 2014. Operating income decreased $602 million primarily from increased impairment charges of $513 million related to the impairment of goodwill and long-lived assets, decreased gross margin of $51 million, an increase in operation and maintenance expenses of $10 million, an increase in depreciation and amortization of $23 million, and an increase in taxes other than income tax of $5 million during the nine months ended September 30, 2015.

Our gathering and processing segment gross margin decreased $51 million primarily due to a decrease in processing margins of $47 million resulting from the impact of lower average natural gas liquids prices and lower processed volumes in the Ark-La-Tex basin offset by higher processed volumes in the Anadarko and Arkoma basins. Also, gathering margins decreased $19 million due to reduced sales on efficiency gas due to lower gathered volumes and lower average natural gas prices, decreased gathering fees of $6 million due to lower gathered volumes in the Arkoma and Ark-La-Tex basins, net of minimum volume payments, and lower revenues on third party measurement and communication services of $3 million. These decreases were partially offset by higher crude oil gathering of $20 million due to higher volumes in the Williston basin, and a $4 million increase in unrealized gains on condensate and NGL derivatives during the nine months ended September 30, 2015.

Our gathering and processing segment operation and maintenance expenses increased $10 million primarily due to an increase in operation and maintenance expenses of $7 million to support and operate new assets, an increase in payroll related costs of $8 million for severance charges related to workforce reductions, partially offset by lower write down of materials and supplies inventory of $3 million and lower losses on sale of assets of $2 million.

Our gathering and processing segment depreciation and amortization increased $23 million due to additional assets placed in service.

Our gathering and processing segment recognized impairments of $514 million and $1 million in the nine months ended September 30, 2015 and 2014, respectively. Due to the continuing commodity price declines, the resulting decreases in forward commodity prices and forecasted producer activities, and an increase in the weighted average cost of capital, in its preparation of financial statements for the third quarter of 2015, the Partnership determined that the carrying value of goodwill associated with the gathering and processing reportable segment was completely impaired and as a result recognized impairment expense of $508 million. Also in the third quarter of 2015, we recognized impairment expense of $6 million on the Service Star business line. In the third quarter of 2014, an impairment of assets held for sale of $1 million was recognized.

Our gathering and processing segment taxes other than income tax increased $5 million due to additional assets placed in service of $2 million and the effect of a favorable settlement of a state and local tax dispute in 2014 for $3 million less than the previously recognized reserve.

Transportation and Storage

Three months ended September 30, 2015 compared to three months ended September 30, 2014. Our transportation and storage segment reported operating loss of $546 million in the three months ended September 30, 2015 compared to operating income of $56 million in the three months ended September 30, 2014. Operating income decreased $602 million primarily resulting from an increase of $591 million in impairment charges primarily related to the impairment of goodwill, a decrease in gross margin of $5 million, an increase of $2 million in operation and maintenance expenses, an increase of $3 million in depreciation and amortization expenses, and an increase in taxes other than income tax of $1 million for the three months ended September 30, 2015.

Our transportation and storage segment gross margin decreased $5 million primarily due to lower firm transportation revenues of $5 million, lower margins on unrealized natural gas derivatives of $4 million, and a decrease in liquid sales related to NGLs collected under contractual arrangements due to lower NGL prices of $3 million. These decreases were partially offset by higher margins of $7 million related to realized gains on system optimization activities for the three months ended September 30, 2015.

Our transportation and storage segment operation and maintenance expenses increased $2 million due to a decrease in insurance proceeds of $2 million and an increase in payroll related costs of $1 million for severance charges related to workforce reductions, partially offset by lower write down of materials and supplies inventory of $1 million.

Our transportation and storage segment depreciation and amortization increased $3 million primarily due to additional assets placed in service.

Our transportation and storage segment impairments increased $591 million. Due to the continuing commodity price declines, the resulting decreases in forward commodity prices and forecasted producer activities, and an increase in the weighted average cost of capital, in its preparation of financial statements for the third quarter of 2015, the Partnership determined that the carrying value of goodwill associated with the transportation and storage reportable segment was completely impaired and as a result recognized impairment expense of $579 million. Additionally, we recognized an impairment on jurisdictional pipeline assets of $12 million.

Our transportation and storage segment taxes other than income tax increased $1 million due to a change in estimate related to ad valorem taxes.

Our transportation and storage segment recorded equity in earnings of equity method affiliates of $7 million and $5 million for the three months ended September 30, 2015 and 2014, respectively, from our interest in SESH. The $2 million increase in equity in earnings of equity method affiliates is attributable to our increased interest in SESH for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Our transportation and storage segment reported operating loss of $452 million in the nine months ended September 30, 2015 compared to operating income of $176 million in the nine months ended September 30, 2014. Operating income decreased $628 million primarily resulting from an increase in impairment charges of $591 million primarily related to the impairment of goodwill, a decrease in gross margin of $35 million, and a $5 million increase in depreciation and amortization expenses, partially offset by a decrease of $2 million in operation and maintenance expenses and a decrease in taxes other than income tax of $1 million for the nine months ended September 30, 2015.

Our transportation and storage segment gross margin decreased $35 million primarily due to lower firm transportation revenues of $8 million, a decrease in liquid sales related to NGLs collected under contractual arrangements of $16 million resulting from lower NGL prices, a decrease in storage demand fees of $5 million, lower margin on unrealized natural gas derivatives of $20 million, as well as lower rates on transportation services for local distribution companies of $3 million. These decreases were partially offset by higher margins of $11 million related to realized gains on system optimization activities and increased margins from off-system transportation revenues of $6 million for the nine months ended September 30, 2015.

Our transportation and storage segment operation and maintenance expenses decreased $2 million due to a decrease in integration related costs of $5 million and lower write down of materials and supplies inventory of $1 million, offset by an increase in payroll related costs of $2 million for severance charges related to workforce reductions and a decrease in insurance proceeds of $2 million.

Our transportation and storage segment depreciation and amortization increased $5 million primarily due to additional assets placed in service.

Our transportation and storage segment impairment increased $591 million. Due to the continuing commodity price declines, the resulting decreases in forward commodity prices and forecasted producer activities, and an increase in the weighted average cost of capital, in its preparation of financial statements for the third quarter of 2015, the Partnership determined that the carrying value of goodwill associated with the transportation and storage reportable segment was completely impaired and as a result recognized impairment expense of $579 million. Additionally, we recognized an impairment on jurisdictional pipeline assets of $12 million.

Our transportation and storage segment taxes other than income tax decreased $1 million due to reduced ad valorem taxes.

Our transportation and storage segment recorded equity in earnings of equity method affiliates of $21 million and $12 million for the nine months ended September 30, 2015 and 2014, respectively, from our interest in SESH. The $9 million increase in equity in earnings of equity method affiliates is attributable to our increased interest in SESH for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Condensed Consolidated Interim Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating (Loss) Income	$(975)	$152	$(778)	$452
Other Income (Expense):
Interest expense	(23)	(20)	(66)	(50)
Equity in earnings of equity method affiliates	7	5	21	12
Other, net	—	3	2	(2)
Total Other Income (Expense)	(16)	(12)	(43)	(40)
(Loss) Income Before Income Taxes	(991)	140	(821)	412
Income tax expense	—	1	2	2
Net (Loss) Income	$(991)	$139	$(823)	$410
Less: Net (loss) income attributable to noncontrolling interest	(6)	—	(6)	2
Net (Loss) Income attributable to Enable Midstream Partners, LP	$(985)	$139	$(817)	$408

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Other Financial Data:
Gross Margin (1)	$359	$364	$996	$1,082
Adjusted EBITDA (1)	221	231	622	670
Distributable cash flow (1)	153	161	431	503
 _____________________

(1)
Gross margin, Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measure within this Part I, Item 2.

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Net Income attributable to the Partnership. We reported net loss attributable to the Partnership of $985 million in the three months ended September 30, 2015 compared to net income attributable to the Partnership of $139 million in the three months ended September 30, 2014. The decrease in net income attributable to the Partnership of $1,124 million was primarily attributable to a decrease in operating income of $1,127 million (inclusive of impairments discussed by segment above), an increase in interest expense of $3 million, and a decrease in other income and expense of $3 million, partially offset by an increase in equity earnings in equity method affiliates of $2 million (discussed by segment above) in the three months ended September 30, 2015.

Interest Expense. Interest expense increased $3 million due to an increase in the amount of the Partnership's outstanding debt.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Net Income attributable to the Partnership. We reported net loss attributable to the Partnership of $817 million in the nine months ended September 30, 2015 compared to net income attributable to the Partnership of $408 million in the nine months ended September 30, 2014. The decrease in net income attributable to the Partnership of $1,225 million was primarily attributable to a decrease in operating income of $1,230 million (inclusive of impairments discussed by segment above) and an increase in interest expense of $16 million, partially offset by an increase in equity earnings in equity method affiliates of $9 million (discussed by segment above) and an increase in other income and expense of $4 million in the nine months ended September 30, 2015.

Interest Expense. Interest expense increased $16 million due to higher interest rates on the Partnership's outstanding debt and an increase in the amount of outstanding debt.

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
This report includes a reconciliation of gross margin to total revenues, Adjusted EBITDA and distributable cash flow to net income attributable to controlling interest, and Adjusted EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, on a historical basis, as applicable, for each of the periods indicated. The Partnership believes that the presentation of gross margin, Adjusted EBITDA and distributable cash flow provides information useful to investors in assessing its financial condition and results of operations. Gross margin, Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, revenue, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin, Adjusted EBITDA and distributable cash flow have important limitations as an analytical tool because they exclude some but not all items that affect the most directly comparable GAAP measures. Additionally, because gross margin, Adjusted EBITDA and distributable cash flow may be defined differently by other companies in the Partnership’s industry, its definitions of gross margin, Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Reconciliation of Gross Margin to Total Revenues:
Total revenues	$646	$803	$1,852	$2,632
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	287	439	856	1,550
Gross margin	$359	$364	$996	$1,082

Reconciliation of Adjusted EBITDA and distributable cash flow to net (loss) income attributable to controlling interest:
Net (loss) income attributable to Enable Midstream Partners, LP	$(985)	$139	$(817)	$408
Add:
Depreciation and amortization expense	84	69	233	205
Interest expense, net of interest income	23	20	66	50
Income tax expense	—	1	2	2
EBITDA	$(878)	$229	$(516)	$665
Add:
Loss on extinguishment of debt	—	—	—	4
Distributions from equity method affiliates	10	7	37	13
Other non-cash losses	4	8	30	8
Impairments	1,105	1	1,105	1
Less:
Other non-cash gains	(13)	(9)	(13)	(9)
Equity in earnings of equity method affiliates	(7)	(5)	(21)	(12)
Adjusted EBITDA	$221	$231	$622	$670
Less:
Adjusted interest expense, net (1)	(27)	(23)	(77)	(60)
Maintenance capital expenditures	(41)	(47)	(113)	(107)
Current income taxes	—	—	(1)	—
Distributable cash flow	$153	$161	$431	$503

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
			(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$207	$269	$491	$561
Interest expense, net of interest income	23	20	66	50
Net loss (income) attributable to noncontrolling interest	6	—	6	(2)
Income tax expense	—	1	2	2
Deferred income tax (expense) benefit	—	—	(1)	1
Equity in earnings of equity method affiliates, net of distributions	(3)	(2)	(16)	(1)
Impairments	(1,105)	(1)	(1,105)	(1)
Other non-cash items	3	(5)	4	(11)
Changes in operating working capital which (provided) used cash:
Accounts receivable	37	(20)	35	11
Accounts payable	12	(5)	82	96
Other, including changes in noncurrent assets and liabilities	(58)	(28)	(80)	(41)
EBITDA	$(878)	$229	$(516)	$665
Add:
Loss on extinguishment of debt	—	—	—	4
Distributions from equity method affiliates	10	7	37	13
Impairments	1,105	1	1,105	1
Other non-cash losses	4	8	30	8
Less:
Other non-cash gains	(13)	(9)	(13)	(9)
Equity in earnings of equity method affiliates	(7)	(5)	(21)	(12)
Adjusted EBITDA	$221	$231	$622	$670
____________________
(1) Adjusted interest expense, net excludes the effect of the amortization of the premium on Enable Oklahoma’s fixed rate senior notes. This exclusion is the primary reason for the difference between “Interest expense, net” and “Adjusted interest expense, net.”

Liquidity and Capital Resources

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion capital activity. As of September 30, 2015, we had a working capital deficit of $377 million due primarily to borrowings under our commercial paper program to manage the timing of cash flows for maintenance and expansion capital activity. We utilize our commercial paper program to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$491	$561
Net cash used in investing activities	(730)	(573)
Net cash provided by (used in) financing activities	232	(78)

Operating Activities

The decrease of $70 million, or 12%, in net cash provided by operating activities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to lower gross margin, which was partially offset by the impact of timing of payments to suppliers, receipts from customers, and changes in other working capital assets and liabilities.

Investing Activities

The increase of $157 million, or 27%, in net cash used in investing activities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to higher capital expenditures of $148 million including the $80 million associated with the acquisition of the Monarch gas gathering system.

Financing Activities

Net cash provided by financing activities increased $310 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Our primary financing activities consist of the following:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Repayment of Term Loan Facility	—	(1,050)
Proceeds from Term Loan Facility	450	—
Repayment of Enable Oklahoma Term Loan	—	(250)
Repayment of Enable Oklahoma Senior Note	—	(200)
Proceeds from Enable Midstream Partners, LP 2019, 2024 and 2044 Notes, net of issuance costs	—	1,635
Net repayments of Revolving Credit Facility	—	(372)
Proceeds from commercial paper program	179	95
Capital contributions from partners	—	464
Distributions to partners	(397)	(400)

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement dated as of July 31, 2015, providing for an unsecured three-year $450 million term loan facility (Term Loan Facility). The entire $450 million principal amount of the Term Loan Facility was borrowed by Enable on July 31, 2015. The Term Loan Facility contains an option, which may be exercised up to two times, to extend the term of the Term Loan Facility, in each case, for an additional one-year term. The Term Loan Facility provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof. As of September 30, 2015 there was $450 million outstanding under the Term Loan Facility.

The Term Loan Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on our applicable credit ratings. As of

September 30, 2015, the applicable margin for LIBOR-based borrowings under the term loan facility was 1.375% based on our credit ratings.

Revolving Credit Facility

On June 18, 2015, the Partnership amended and restated its Revolving Credit Facility to, among other things, increase the borrowing capacity thereunder to $1.75 billion and extend its maturity date to June 18, 2020. The Revolving Credit Facility is discussed in Note 8 of the condensed consolidated financial statements and related notes. As of September 30, 2015, there were no principal advances and $2 million in letters of credit outstanding under the Revolving Credit Facility. Commercial paper borrowings effectively reduce our borrowing capacity under this Revolving Credit Facility. As of September 30, 2015, we had $432 million outstanding under our commercial paper program.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of September 30, 2015, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of September 30, 2015, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership's Combined and Consolidated Statements of Income.

Sources of Liquidity

As of September 30, 2015, our sources of liquidity included:

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

Distributions

On October 22, 2015, the board of directors of Enable GP declared a quarterly cash distribution of $0.318 per common unit on all of the Partnership's outstanding common and subordinated units for the period ended September 30, 2015. The distribution represents an increase of approximately 0.6% over the prior quarter distribution and will be paid November 13, 2015 to unitholders of record as of the close of business August 3, 2015.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Partnership generates the majority of its revenues from midstream energy services, including natural gas gathering, processing, transportation and storage and crude oil gathering. The Partnership performs these services under various contractual arrangements, which include fee-based contract arrangements and arrangements pursuant to which it purchases and resells commodities in connection with providing the related service and earns a net margin for its fee. While the Partnership's transactions vary in form, the essential element of each transaction is the use of its assets to transport a product or provide a processed product to a customer. The Partnership reflects revenue as Product sales and Service revenue on the Condensed Consolidated Statements of Income as follows:

Product sales: Product sales represent the sale of natural gas, NGLs, crude oil and condensate where the product is purchased and used in connection with providing the Partnership's midstream services.

Service revenue: Service revenue represents all other revenue generated as a result of performing the Partnership's midstream services.

Revenues for gathering, processing, and transportation and storage services for the Partnership are recorded each month based on the current month’s estimated volumes, contracted prices (considering current commodity prices), historical seasonal fluctuations and any known adjustments. The estimates are reversed in the following month, and customers are billed on actual volumes and contracted prices. Gas sales are calculated on current-month nominations and contracted prices. Revenues associated with the production of NGLs are estimated based on current-month estimated production and contracted prices. These amounts are also reversed in the following month, and the customers are billed on actual production and contracted prices. Estimated revenues are reflected in Accounts Receivable or Accounts Receivable-affiliated companies, as appropriate, on the Consolidated Balance Sheets and in Total Revenues on the Combined and Consolidated Statements of Income.

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

Cost of natural gas and natural gas liquids represents cost of our natural gas and natural gas liquids purchased exclusive of depreciation and Operation and maintenance expenses and consists primarily of product and fuel costs. Operation and maintenance expense represents the cost of our service related revenues and consists primarily of labor expenses, lease costs, utility costs, insurance premiums and repairs and maintenance expenses. Any Operation and maintenance expenses associated with product sales are immaterial.

Assessing Impairment of Long-lived Assets (including Intangible Assets) and Goodwill

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. During each of the three and nine months ended September 30, 2015, the Partnership recorded a $12 million impairment on jurisdictional pipelines in our transportation and storage segment, and a $6 million impairment to our Service Star business line, a component of our gathering and processing segment.

The Partnership tests its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill.

As discussed in Note 6, the Partnership determined during its preparation of financial statements for the third quarter of 2015 that the carrying value of the gathering and processing and transportation and storage reportable segments exceeded fair value. The Partnership determined that goodwill was completely impaired in the amount of $1,087 million, which is included in Impairments on the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2015. Based on such evaluation, our management has concluded that, as of September 30, 2015, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

The Partnership maintains a system of internal controls over financial reporting that is designed to provide reasonable assurance that its books and records accurately reflect transactions and that established policies and procedures are followed. During the quarter ended March 31, 2015, the Partnership completed the initial implementation phase of SAP, a partnership-wide enterprise resource planning (ERP) system. The ERP system was implemented by the Partnership to improve standardization and automation, and not in response to a deficiency in internal control over financial reporting. Management believes the implementation of the ERP system and related changes to internal controls will enhance the Partnership's internal controls over financial reporting. During the quarter ended September 30, 2015, management believes the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 13 - Commitments and Contingencies to the Partnership's condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Annual Report. No material changes to such risk factors have occurred during the three and nine months ended September 30, 2015.

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

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	November 4, 2015	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)