Form 10-Q
period 2016-06-30
Enable Midstream Partners, LP
filed 2016-08-03
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 15, 2016, there were 214,461,682 common units and 207,855,430 subordinated units outstanding.

ENABLE MIDSTREAM PARTNERS, LP
FORM 10-Q

 AVAILABLE INFORMATION

Our website is www.enablemidstream.com.  On the investor relations tab of our website, http://investors.enablemidstream.com, we make available free of charge a variety of information to investors.  Our goal is to maintain the investor relations tab of our website as a portal through which investors can easily find or navigate to pertinent information about us, including but not limited to:

•
our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

•	press releases on quarterly distributions, quarterly earnings, and other developments;

•	governance information, including our governance guidelines, committee charters, and code of ethics and business conduct;

•	information on events and presentations, including an archive of available calls, webcasts, and presentations; and

•	news and other announcements that we may post from time to time that investors may find useful or interesting.

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
DRIP.
Distribution Reinvestment Plan entered into on June 23, 2016, which, beginning with the quarterly distribution for the quarter ending September 30, 2016, offers owners of our common and subordinated units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common or subordinated units.

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

Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Generally accepted accounting principles in the United States.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
General Partner.	Enable GP, LLC, a Delaware limited liability company, the general partner of Enable Midstream Partners, LP.
Gross margin.	A non-GAAP measure calculated as revenues minus cost of natural gas and natural gas liquids, excluding depreciation and amortization.
LIBOR.	London Interbank Offered Rate.
March 31 Quarterly Report.	Quarterly Report on Form 10-Q for the period ended March 31, 2016.
MBbl/d.	Thousand barrels per day.
MFA.	Master Formation Agreement dated as of March 14, 2013.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.

NYMEX.	New York Mercantile Exchange.
Offering.	Initial public offering of Enable Midstream Partners, LP.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries.
Partnership.	Enable Midstream Partners, LP, and its subsidiaries.
Partnership Agreement.	Fourth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of June 22, 2016.
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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 (Annual Report) and in our Quarterly Report on Form 10-Q for the period ended March 31, 2016 (March 31 Quarterly Report). Those risk factors and other factors noted throughout this report, in our Annual Report and in our March 31 Quarterly Report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply and demand for natural gas, NGLs, crude oil and midstream services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	operating hazards and other risks incidental to transporting, storing and gathering natural gas, NGLs, crude oil and midstream products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices;

•	the suspension, reduction or termination of our customers’ obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;

•	the effects of future litigation; and

•	other factors set forth in this report and our other filings with the SEC, including our Annual Report and our March 31 Quarterly Report.
Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 11)):
Product sales	$266	$335	$511	$686
Service revenue	263	255	527	520
Total Revenues	529	590	1,038	1,206
Cost and Expenses (including expenses from affiliates (Note 11)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	254	277	449	569
Operation and maintenance	93	108	188	212
General and Administrative	27	23	47	49
Depreciation and amortization	83	76	164	149
Taxes other than income taxes	15	13	30	30
Total Cost and Expenses	472	497	878	1,009
Operating Income	57	93	160	197
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 11))	(25)	(23)	(48)	(43)
Equity in earnings of equity method affiliates	7	7	14	14
Other, net	—	1	—	2
Total Other Income (Expense)	(18)	(15)	(34)	(27)
Income Before Income Taxes	39	78	126	170
Income tax expense	—	1	1	2
Net Income	$39	$77	$125	$168
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net Income attributable to limited partners	$39	$77	$125	$168
Less: Series A Preferred Unit distributions (Note 4)	4	—	4	—
Net Income attributable to common and subordinated units (Note 3)	$35	$77	$121	$168

Basic earnings per unit (Note 3)
Common units	$0.08	$0.18	$0.29	$0.40
Subordinated units	$0.08	$0.18	$0.29	$0.40
Diluted earnings per unit (Note 3)
Common units	$0.08	$0.18	$0.28	$0.40
Subordinated units	$0.08	$0.18	$0.29	$0.40

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Net income	$39	$77	$125	$168
Comprehensive income	39	77	125	168
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to Enable Midstream Partners, LP	$39	$77	$125	$168

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In millions)
Current Assets:
Cash and cash equivalents	$6	$4
Accounts receivable, net of allowance for doubtful accounts	225	245
Accounts receivable—affiliated companies	19	21
Inventory	44	53
Gas imbalances	19	23
Other current assets	36	35
Total current assets	349	381
Property, Plant and Equipment:
Property, plant and equipment	11,456	11,293
Less accumulated depreciation and amortization	1,291	1,162
Property, plant and equipment, net	10,165	10,131
Other Assets:
Intangible assets, net	320	333
Investment in equity method affiliates	331	344
Other	35	37
Total other assets	686	714
Total Assets	$11,200	$11,226
Current Liabilities:
Accounts payable	$141	$248
Accounts payable—affiliated companies	4	9
Short-term debt	—	236
Taxes accrued	43	30
Gas imbalances	10	25
Other	103	67
Total current liabilities	301	615
Other Liabilities:
Accumulated deferred income taxes, net	8	8
Notes payable—affiliated companies	—	363
Regulatory liabilities	18	18
Other	23	20
Total other liabilities	49	409
Long-Term Debt	3,101	2,671
Commitments and Contingencies (Note 12)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at June 30, 2016 and 0 issued and outstanding at December 31, 2015)	362	—
Common units (214,462,878 issued and outstanding at June 30, 2016 and 214,541,422 issued and outstanding at December 31, 2015, respectively)	3,644	3,714
Subordinated units (207,855,430 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	3,732	3,805
Noncontrolling interest	11	12
Total Partners’ Equity	7,749	7,531
Total Liabilities and Partners’ Equity	$11,200	$11,226

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In millions)
Cash Flows from Operating Activities:
Net income	$125	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164	149
Deferred income taxes	—	1
Loss on sale/retirement of assets	7	2
Equity in earnings of equity method affiliates, net of distributions	—	5
Equity based compensation	5	6
Amortization of debt costs and discount (premium)	(1)	(1)
Changes in other assets and liabilities:
Accounts receivable, net	20	(3)
Accounts receivable—affiliated companies	2	5
Inventory	9	10
Gas imbalance assets	4	6
Other current assets	(1)	2
Other assets	1	(6)
Accounts payable	(79)	(45)
Accounts payable—affiliated companies	(5)	(25)
Gas imbalance liabilities	(15)	3
Other current liabilities	48	13
Other liabilities	5	(6)
Net cash provided by operating activities	289	284
Cash Flows from Investing Activities:
Capital expenditures	(221)	(456)
Acquisitions, net of cash acquired	—	(80)
Investment in equity method affiliates	—	(7)
Return of investment in equity method affiliates	13	8
Net cash used in investing activities	(208)	(535)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	693	425
Repayment of revolving credit facility	(261)	(150)
Increase (decrease) in short-term debt	(236)	235
Repayment of notes payable—affiliated companies	(363)	—
Proceeds from issuance of Series A Preferred Units, net of issuance costs	362	—
Distributions	(274)	(263)
Net cash provided by (used in) financing activities	(79)	247
Net Increase (Decrease) in Cash and Cash Equivalents	2	(4)
Cash and Cash Equivalents at Beginning of Period	4	12
Cash and Cash Equivalents at End of Period	$6	$8

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Series A Preferred Units		Common Units		Subordinated Units		Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Units	Value	Value	Value
	(In millions)
Balance as of December 31, 2014	—	$—	214	$4,353	208	$4,439	$31	$8,823
Net income	—	—	—	88	—	80	—	168
Issuance of common units upon interest acquisition of SESH	—	—	—	1	—	—	—	1
Distributions	—	—	—	(133)	—	(130)	—	(263)
Equity based compensation	—	—	—	6	—	—	—	6
Balance as of June 30, 2015	—	$—	214	$4,315	208	$4,389	$31	$8,735

Balance as of December 31, 2015	—	$—	214	$3,714	208	$3,805	$12	$7,531
Net income	—	4	—	62	—	59	—	125
Issuance of Series A Preferred Units	15	362	—	—	—	—	—	362
Distributions	—	(4)	—	(137)	—	(132)	(1)	(274)
Equity based compensation	—	—	—	5	—	—	—	5
Balance as of June 30, 2016	15	$362	214	$3,644	208	$3,732	$11	$7,749

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a large-scale, growth-oriented Delaware limited partnership formed to own, operate and develop strategically located natural gas and crude oil infrastructure assets. The Partnership’s assets and operations are organized into two reportable segments: (i) Gathering and Processing, which primarily provides natural gas gathering, processing and fractionation services and crude oil gathering for our producer customers, and (ii) Transportation and Storage, which provides interstate and intrastate natural gas pipeline transportation and storage services primarily to natural gas producers, utilities and industrial customers. The natural gas gathering and processing assets are located in five states and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex basins. This segment also includes a crude oil gathering business in the Bakken Shale formation, principally located in the Williston basin. The natural gas transportation and storage assets extend from western Oklahoma and the Texas Panhandle to Alabama and from Louisiana to Illinois.

The Partnership is controlled equally by CenterPoint Energy and OGE Energy, who each have 50% of the management rights of Enable GP. Enable GP was established by CenterPoint Energy and OGE Energy to govern the Partnership and has no other operating activities. Enable GP is governed by a board made up of an equal number of representatives designated by each of CenterPoint Energy and OGE Energy, along with the independent board members CenterPoint Energy and OGE Energy mutually agreed to appoint. Based on the 50/50 management ownership, with neither company having control, CenterPoint Energy and OGE Energy do not consolidate their interests in the Partnership. CenterPoint Energy and OGE Energy also own a 40% and 60% interest, respectively, in the incentive distribution rights held by Enable GP. As of June 30, 2016, CenterPoint Energy held approximately 55.4% of the common and subordinated units in the Partnership, or 94,151,707 common units and 139,704,916 subordinated units, and OGE Energy held approximately 26.3% of the common and subordinated units in the Partnership, or 42,832,291 common units and 68,150,514 subordinated units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. See Note 4 for further information related to the Series A Preferred Units.

For the period from December 31, 2014 through June 29, 2015, the financial statements reflect a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to a 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership in exchange for 25,341 common units representing limited partner interests in the Partnership. As of June 30, 2016, the Partnership owned a 50% interest in SESH. See Note 6 for further discussion of SESH.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. It is the policy of management to review the outstanding accounts receivable at least quarterly, as well as the bad debt write-offs experienced in the past. Based on this review, a $2 million allowance for doubtful accounts was recognized as of June 30, 2016. There was no allowance for doubtful accounts as of December 31, 2015.

Third Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP

On February 18, 2016, in connection with the closing of the private placement of 14,520,000 Series A Preferred Units and pursuant to the Purchase Agreement, the General Partner adopted the Third Amended and Restated Agreement of Limited Partnership which, among other things, authorized and established the terms of the Series A Preferred Units and the other series of preferred units that are issuable upon conversion of the Series A Preferred Units. For further information related to the issuance of the Series A Preferred Units, see Note 4.

Fourth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP

On June 22, 2016, the General Partner adopted the Fourth Amended and Restated Agreement of Limited Partnership (the Partnership Agreement), which changed the last permitted distribution date with respect to each fiscal quarter from 45 days following the close of such quarter to 60 days following the close of such quarter.

(2) New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ASU No. 2016-08 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (i.e., the entity is a principal) or to arrange for that good or service to be provided by the other party (i.e., the entity is an agent) when another party is involved in providing goods or services to a customer. Additionally, the amendments in this ASU require an entity that is a principal to recognize revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, and require an entity that is an agent to recognize revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing”. The amendments in ASU No. 2016-10 impact entities with transactions that include contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration, and they require entities to recognize revenue by following certain steps, including (1) identifying the contract(s) with a customer; (2) identifying the performance obligations in a contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when, or as, the entity satisfies a performance obligation. Notably, ASU No. 2016-10 does not impact the core revenue recognition principles set forth in Topic 606, but rather clarifies the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.

The Partnership is currently evaluating the impact, if any, the adoption of these revenue standards will have on our Condensed Consolidated Financial Statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The amendments in this update require, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Partnership expects to adopt the amendments in the first quarter of 2019 and is currently evaluating the impact of the amendments to our Condensed Consolidated Financial Statements and accounting practices for leases.

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

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendment in this update requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions, and reasonable and supportable forecasts in order to record credit losses in a more timely matter. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Partnership is currently evaluating the impact, if any, the adoption of this standard will have on our Condensed Consolidated Financial Statements and related disclosures.

(3) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per unit data)
Net income	$39	$77	$125	$168
Net income attributable to noncontrolling interest	—	—	—	—
Series A Preferred Unit distribution	4	—	4	—
General partner interest in net income	—	—	—	—
Net income available to common and subordinated unitholders	$35	$77	$121	$168

Net income allocable to common units	$18	$39	$61	$85
Net income allocable to subordinated units	17	38	60	83
Net income available to common and subordinated unitholders	$35	$77	$121	$168

Net income allocable to common units	$18	$39	$61	$85
Dilutive effect of Series A Preferred Unit distribution	—	—	4	—
Dilutive effect of performance units	—	—	—	—
Diluted net income allocable to common units	18	39	65	85
Diluted net income allocable to subordinated units	17	38	60	83
Total	$35	$77	$125	$168

Basic weighted average number of outstanding
Common units	214	214	214	214
Subordinated units	208	208	208	208
Total	422	422	422	422

Basic earnings per unit
Common units	$0.08	$0.18	$0.29	$0.40
Subordinated units	$0.08	$0.18	$0.29	$0.40

Basic weighted average number of outstanding common units	214	214	214	214
Dilutive effect of Series A Preferred Units	—	—	20	—
Dilutive effect of performance units	1	—	—	—
Diluted weighted average number of outstanding common units	215	214	234	214
Diluted weighted average number of outstanding subordinated units	208	208	208	208
Total	423	422	442	422

Diluted earnings per unit
Common units	$0.08	$0.18	$0.28	$0.40
Subordinated units	$0.08	$0.18	$0.29	$0.40

(4) Partners’ Equity

The Partnership Agreement requires that, within 60 days subsequent to the end of each quarter, the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to unitholders of record on the applicable record date.

The Partnership paid or has authorized payment of the following cash distributions to common and subordinated unitholders during 2015 and 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2016 (1)	August 16, 2016	August 23, 2016	$0.318	$134
March 31, 2016	May 6, 2016	May 13, 2016	$0.318	$134
December 31, 2015	February 2, 2016	February 12, 2016	$0.318	$134
September 30, 2015	November 3, 2015	November 13, 2015	$0.318	$134
June 30, 2015	August 3, 2015	August 13, 2015	$0.316	$134
March 31, 2015	May 5, 2015	May 15, 2015	$0.3125	$132
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on August 2, 2016, to be paid on August 23, 2016, to common and subordinated unitholders of record at the close of business on August 16, 2016.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2016 (1)	August 2, 2016	August 12, 2016	$0.625	$9
March 31, 2016 (2)	May 6, 2016	May 13, 2016	$0.2917	$4
_____________________

(1)
The board of directors of Enable GP declared a $0.625 per Series A Preferred Unit cash distribution on August 2, 2016, to be paid on August 12, 2016, to Series A Preferred unitholders of record at the close of business on August 2, 2016.

(2)
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

Subordination Period

The subordination period began on the closing date of the Offering and will extend until the first business day following the date on which the following tests are met: (1) distributions of available cash from operating surplus (as defined in the Partnership Agreement) on each of the outstanding common units and subordinated units equal or exceed $1.15 per unit (the annualized minimum quarterly distribution) for each of the three consecutive, non-overlapping four-quarter periods immediately preceding June 30, 2017 and (2) the adjusted operating surplus for each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the minimum quarterly distribution on all common units and subordinated units that were outstanding during such periods on a fully diluted weighted average basis. Also, if the Partnership has paid distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equal to or exceeding $1.725 per unit (150% of the annualized minimum quarterly distribution) and the related distribution on the incentive distribution rights, for any four-consecutive-quarter period ending on or after June 30, 2015, the subordination period will terminate.

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

Holders of the Series A Preferred Units receive, on a non-cumulative basis and if and when declared by the General Partner, a quarterly cash distribution, subject to certain adjustments, equal to an annual rate of 10% on the stated liquidation preference of $25.00 from the date of original issue to, but not including, the five year anniversary of the original issue date and an annual rate of LIBOR plus a spread of 8.5% on the stated liquidation preference thereafter.

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

Upon the transfer of any Series A Preferred Unit to a non-affiliate of CenterPoint Energy, the Series A Preferred Units will automatically convert into a new series of preferred units (the Series B Preferred Units) on the later of the date of transfer and the second anniversary of the date of issue. The Series B Preferred Units will have the same terms as the Series A Preferred Units except that unpaid distributions on the Series B Preferred Units will accrue on a cumulative basis until paid.

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

(5) Assessing Impairment of Long-lived Assets (including Intangible Assets)

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The Partnership recorded no material impairments to long-lived assets in the three and six months ended June 30, 2016 or 2015. Based upon review of forecasted undiscounted cash flows, none of the asset groups were at risk of failing step one of the impairment test. Further price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions could reduce forecast undiscounted cash flows.

(6) Investments in Equity Method Affiliates

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

For the period from December 31, 2014 through June 29, 2015, the Partnership held a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to its remaining 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed a 0.1% interest in SESH to the Partnership in exchange for 25,341 common units representing limited partner interests in the Partnership, which had a fair value of $1 million based upon the closing market price of the Partnership’s common units. Spectra Energy Partners, LP owns the remaining 50% interest in SESH. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its interest in the Partnership and its economic interest in Enable GP, or does not have the ability to exercise certain control rights, Spectra Energy Partners, LP may, under certain circumstances, have the right to purchase our interest in SESH at fair market value. As of June 30, 2016, the Partnership owned a 50% interest in SESH.

The Partnership shares operations of SESH with Spectra Energy Partners, LP under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $5 million and $2 million during the three months ended June 30, 2016 and 2015, respectively, and $9 million and $4 million during the six months ended June 30, 2016 and 2015, respectively, associated with these service agreements.

Investment in Equity Method Affiliates:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Balance as of December 31,	$344	$348
Interest acquisition of SESH	—	1
Equity in earnings of equity method affiliate	14	14
Contributions to equity method affiliate	—	7
Distributions from equity method affiliate(1)	(27)	(27)
Balance as of June 30,	$331	$343
____________________

(1)
Distributions from equity method affiliates includes a $14 million and $19 million return on investment and a $13 million and $8 million return of investment for the six months ended June 30, 2016 and 2015, respectively.

Equity in Earnings of Equity Method Affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
SESH	$7	$7	$14	$14

Distributions from Equity Method Affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
SESH	$7	$15	$27	$27

Summarized financial information of SESH:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Income Statements:
Revenues	$28	$28	$57	$57
Operating income	18	18	37	36
Net income	14	14	28	28

(7) Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(In millions)
Commercial Paper	$—	$236
2015 Term Loan Agreement	450	450
Revolving Credit Facility	742	310
Notes payable — affiliated companies (Note 11)	—	363
2019 Notes	500	500
2024 Notes	600	600
2044 Notes	550	550
EOIT Senior Notes	250	250
Premium (Discount) on long-term debt	20	23
Total debt	3,112	3,282
Less: Short-term debt(1)	—	236
Less: Unamortized debt expense	11	12
Less: Notes payable—affiliated companies	—	363
Total long-term debt	$3,101	$2,671
___________________

(1)	There were no commercial paper borrowings outstanding as of June 30, 2016. Short-term debt includes $236 million of commercial paper as of December 31, 2015.

Revolving Credit Facility

On June 18, 2015, the Partnership amended and restated its Revolving Credit Facility to, among other things, increase the borrowing capacity thereunder to $1.75 billion and extend its maturity date to June 18, 2020. As of June 30, 2016, there was $742 million of principal advances and $3 million in letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate of the Revolving Credit Facility was 1.95% as of June 30, 2016.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of June 30, 2016, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of June 30, 2016, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There was zero and $236 million outstanding under our commercial paper program as of June 30, 2016 and December 31, 2015, respectively. On February 2, 2016, Standard & Poor’s Ratings Services lowered its credit rating on the Partnership from an investment grade rating to a non-investment grade rating. The short-term rating on the Partnership was also reduced from an investment grade rating to a non-investment grade rating. As a result of the downgrade, the Partnership repaid its outstanding borrowings under the commercial program upon maturity and did not issue any additional commercial paper.

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement, providing for an unsecured three-year $450 million term loan agreement (2015 Term Loan Agreement). The entire $450 million principal amount of the 2015 Term Loan Agreement was borrowed by the Partnership on July 31, 2015. The 2015 Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the 2015 Term Loan Agreement, in each case, for an additional one-year term. The 2015 Term Loan Agreement provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof. As of June 30, 2016, there was $450 million outstanding under the 2015 Term Loan Agreement. As of June 30, 2016, the weighted average interest rate of the 2015 Term Loan Agreement was 1.83%.

The 2015 Term Loan Agreement provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on our applicable credit ratings. As of June 30, 2016, the applicable margin for LIBOR-based borrowings under the term loan agreement was 1.375% based on our credit ratings.

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

As of June 30, 2016, the Partnership’s debt included EOIT’s $250 million 6.25% senior notes due March 2020 (the EOIT Senior Notes). The EOIT Senior Notes have a $21 million unamortized premium at June 30, 2016, resulting in an effective interest rate of 5.77%, during the six months ended June 30, 2016. These senior notes do not contain any financial covenants other than a limitation on liens. This limitation on liens is subject to certain exceptions and qualifications.

Financing Costs

Unamortized debt expense of $16 million and $18 million as of June 30, 2016 and December 31, 2015, respectively, is classified as either a reduction to Long-Term Debt or Other Assets in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt. Unamortized premium, net of unamortized discount on long-term debt of $20 million and $23 million at June 30, 2016 and December 31, 2015, respectively, is classified as either Long-Term Debt or Short-Term Debt, consistent with the underlying debt instrument, in the Condensed Consolidated Balance Sheets and is being amortized over the life of the respective debt.

 As of June 30, 2016, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended June 30, 2016, there were no transfers between Level 1, 2, and 3 investments.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$15	$—	$—
Significant other observable inputs (Level 2)	2	3	13	10
Unobservable inputs (Level 3)	1	6	—	—
Total fair value	5	24	13	10
Netting adjustments	(1)	(1)	—	—
Total	$4	$23	$13	$10

December 31, 2015	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$17	$3	$—	$—
Significant other observable inputs (Level 2)	10	—	17	20
Unobservable inputs (Level 3)	4	—	—	—
Total fair value	31	3	17	20
Netting adjustments	(3)	(3)	—	—
Total	$28	$—	$17	$20
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by EOIT are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of June 30, 2016 and December 31, 2015.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $6 million and $6 million at June 30, 2016 and December 31, 2015, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of zero and $5 million at June 30, 2016 and December 31, 2015, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Changes in Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in the fair value of our Level 3 commodity contracts between the periods presented.

Commodity Contracts
Natural gas liquids financial futures/swaps
(In millions)
Balance as of December 31, 2015	$4
Losses included in earnings	(9)
Settlements	(1)
Balance as of June 30, 2016	$(6)

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

	June 30, 2016
Product Group	Fair Value	Forward Curve Range
	(In millions)	(Per gallon)
Natural gas liquids	$(5)	$0.521 - $0.575

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper, and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Long-term notes payable—affiliated companies (Level 2)	$—	$—	$363	$350
Revolving Credit Facility (Level 2)(1)	742	742	310	310
2015 Term Loan Agreement (Level 2)	450	450	450	450
EOIT Senior Notes (Level 2)	271	273	273	280
Enable Midstream Partners, LP 2019, 2024 and 2044 Notes (Level 2)	1,649	1,431	1,650	1,255
___________________

(1)
Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. There was zero and $236 million of commercial paper outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

Commodity Price Risk

The Partnership has used forward physical contracts, commodity price swap contracts and commodity price option features to manage the Partnership’s commodity price risk exposures in the past. Commodity derivative instruments used by the Partnership are as follows:

•	NGL put options, NGL futures and swaps, and WTI crude futures and swaps for condensate sales are used to manage the Partnership’s NGL and condensate exposure associated with its processing agreements;

•	natural gas futures and swaps are used to manage the Partnership’s natural gas exposure associated with its gathering, processing and transportation and storage assets; and

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

As of June 30, 2016 and December 31, 2015, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of June 30, 2016 and December 31, 2015, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	June 30, 2016		December 31, 2015
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu(1)
Physical purchases/sales	1	37	2	51
Financial fixed futures/swaps	2	41	1	37
Financial basis futures/swaps	3	43	4	38
Crude oil (for condensate)— MBbl(2)
Financial Futures/swaps	—	550	—	506
Natural gas liquids— MBbl(3)
Financial Futures/swaps	—	1,656	75	1,011
____________________

(1)
As of June 30, 2016, 89.0% of the natural gas contracts had durations of one year or less and 11.0% had durations of more than one year and less than two years. As of December 31, 2015, 97.7% of the natural gas contracts had durations of one year or less and 2.3% had durations of more than one year and less than two years.

(2)
As of June 30, 2016, 80.9% of the condensate contracts had durations of one year or less and 19.1% had durations of more than one year and less than two years. As of December 31, 2015, 100% of the crude oil (for condensate) contracts had durations of one year or less.

(3)
As of June 30, 2016, 82.8% of the natural gas liquids contracts had durations of one year or less and 17.2% had durations of more than one year and less than two years. As of December 31, 2015, 100% of the natural gas liquid contracts had durations of one year or less.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 that were not designated as hedging instruments for accounting purposes are as follows:

		June 30, 2016		December 31, 2015
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In millions)
Natural gas
Financial futures/swaps	Other Current	$2	$15	$17	$3
Physical purchases/sales	Other Current	1	1	1	—
Crude Oil (for condensate)
Financial futures/swaps	Other Current	2	2	9	—
Natural gas liquids
Financial Futures/swaps	Other Current	—	6	4	—
Total gross derivatives (1)		$5	$24	$31	$3
_____________________

(1)	See Note 8 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015.

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Natural gas financial futures/swaps gains (losses)	$(21)	$(2)	$(11)	$5
Natural gas physical purchases/sales gains (losses)	(4)	—	(8)	(4)
Crude Oil (for condensate) financial futures/swaps gains (losses)	(4)	(7)	(3)	(3)
Natural gas liquids financial futures/swaps gains (losses)	(5)	6	(9)	6
Total	$(34)	$(3)	$(31)	$4

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended June 30, 2016 and 2015, if any, are reported in Product Sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Change in fair value of derivatives	$(39)	$(10)	$(47)	$(17)
Realized gain on derivatives	5	7	16	21
Gain (loss) on derivative activity	$(34)	$(3)	$(31)	$4

Credit-Risk Related Contingent Features in Derivative Instruments

Based upon the Partnership’s senior unsecured debt rating with Moody’s Investors Services or Standard & Poor’s Ratings Services, the Partnership could be required to provide credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of June 30, 2016, under these obligations, $1 million of cash collateral has been posted. However, based on positions as of June 30, 2016, approximately $4 million of additional collateral may be required to be posted by the Partnership.

(10) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$51	$44
Income taxes, net of refunds	1	2
Non-cash transactions:
Accounts payable related to capital expenditures	24	62
Issuance of common units upon interest acquisition of SESH (Note 6)	—	1

(11) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

The Partnership’s revenues from affiliated companies accounted for 7% and 6% of revenues during the three months ended June 30, 2016 and 2015, respectively, and 8% and 7% of revenues during the six months ended June 30, 2016 and 2015, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Gas transportation and storage service revenue — CenterPoint Energy	$24	$23	$57	$56
Natural gas product sales — CenterPoint Energy	—	1	1	7
Gas transportation and storage service revenue — OGE Energy	9	9	18	18
Natural gas product sales — OGE Energy	5	1	6	4
Total revenues — affiliated companies	$38	$34	$82	$85

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$—	$—	$1
Cost of natural gas purchases — OGE Energy	3	4	5	7
Total cost of natural gas purchases — affiliated companies	$3	$4	$5	$8

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

Prior to May 1, 2013, the Partnership received certain services and support functions from CenterPoint Energy described below. Under the terms of the MFA, effective May 1, 2013, the Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under service agreements for an initial term that ended on April 30, 2016. The service agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice. Additionally, the Partnership may terminate these service agreements at any time with 180 days’ notice, if approved by the Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2016 are $7 million and $5 million, respectively.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Corporate Services — CenterPoint Energy	$3	$4	$5	$8
Seconded Employee Costs — OGE Energy	8	8	17	17
Corporate Services — OGE Energy	1	3	3	6
Total corporate services and seconded employees expense	$12	$15	$25	$31

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

The Partnership recorded affiliated interest expense to CenterPoint Energy on notes payable—affiliated companies of zero and $2 million during the three months ended June 30, 2016 and 2015, respectively, and $1 million and $4 million during the six months ended June 30, 2016 and 2015, respectively.

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

(13) Equity Based Compensation

The following table summarizes the Partnership’s compensation expense for the three and six months ended June 30, 2016 and 2015 related to performance units, restricted units, and phantom units for the Partnership’s employees and independent directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Performance units	$2	$1	$3	$2
Restricted units	1	1	1	3
Phantom units	—	1	1	1
Total compensation expense	$3	$3	$5	$6

Units Outstanding

The Partnership periodically grants performance units, restricted units, and phantom units to certain employees under the Enable Midstream Partners, LP Long Term Incentive Plan. A summary of the activity for the Partnership’s performance units, restricted units, and phantom units applicable to the Partnership’s employees at June 30, 2016 and changes during 2016 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit
	(In millions, except unit data)
Units Outstanding at December 31, 2015	814,510	$20.67	581,772	$21.04	9,817	$12.70
Granted	1,208,443	7.88	—	—	621,537	8.12
Vested	(3,027)	18.56	(78,707)	22.55	(168)	8.12
Forfeited	(50,658)	15.39	(54,647)	19.28	(3,858)	8.12
Units Outstanding at June 30, 2016	1,969,268	$12.42	448,418	$20.99	627,328	$8.19
Aggregate Intrinsic Value of Units Outstanding at June 30, 2016	$27		$6		$8

Unrecognized Compensation Cost

A summary of the Partnership’s unrecognized compensation cost for its non-vested performance units, restricted units, and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	June 30, 2016
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$15	2.34
Restricted Units	4	1.53
Phantom Units	5	2.80
Total	$24

As of June 30, 2016, there were 9,335,547 units available for issuance under the long term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$387	$225	$(83)	$529
Cost of natural gas and natural gas liquids	231	106	(83)	254
Operation and maintenance, General and administrative	67	53	—	120
Depreciation and amortization	52	31	—	83
Taxes other than income tax	8	7	—	15
Operating income	$29	$28	$—	$57
Total assets	$7,494	$4,926	$(1,220)	$11,200
Capital expenditures	$79	$12	$—	$91

Three Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$422	$268	$(100)	$590
Cost of natural gas and natural gas liquids	241	135	(99)	277
Operation and maintenance, General and administrative	78	54	(1)	131
Depreciation and amortization	45	31	—	76
Taxes other than income tax	7	6	—	13
Operating income	$51	$42	$—	$93
Total assets as of December 31, 2015	$7,536	$4,976	$(1,286)	$11,226
Capital expenditures	$275	$22	$—	$297

Six Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$720	$471	$(153)	$1,038
Cost of natural gas and natural gas liquids	396	205	(152)	449
Operation and maintenance, General and administrative	142	94	(1)	235
Depreciation and amortization	101	63	—	164
Impairments	—	—	—	—
Taxes other than income tax	16	14	—	30
Operating income	$65	$95	$—	$160
Total assets	$7,494	$4,926	$(1,220)	$11,200
Capital expenditures	$200	$21	$—	$221

Six Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Revenues	$823	$576	$(193)	$1,206
Cost of natural gas and natural gas liquids	463	298	(192)	569
Operation and maintenance, General and administrative	154	108	(1)	261
Depreciation and amortization	88	61	—	149
Impairments	—	—	—	—
Taxes other than income tax	15	15	—	30
Operating income	$103	$94	$—	$197
Total assets as of December 31, 2015	$7,536	$4,976	$(1,286)	$11,226
Capital expenditures	$490	$46	$—	$536
_____________________

(1)
See Note 6 for discussion regarding ownership interests in SESH and related equity earnings included in the Transportation and Storage segment for the three and six months ended June 30, 2016 and 2015.

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

The following table shows the components of our gross margin for the six months ended June 30, 2016:

	Fee-Based
	Demand/ Commitment/ Guaranteed Return	Volume Dependent	Commodity- Based	Total
Six Months Ended June 30, 2016
Gathering and Processing Segment	34%	46%	20%	100%
Transportation and Storage Segment	93%	6%	1%	100%
Partnership Weighted Average	61%	27%	12%	100%

Recent Developments

Construction update

The Bradley II Plant, a 200 MMcf/d cryogenic processing facility located in Grady County, Oklahoma, was placed in service in the second quarter of 2016 and began full commercial operations in July 2016. We constructed the Bradley II plant to serve producers in the Anadarko basin, and the plant is connected to our super-header processing system.

During the quarter ended June 30, 2016, the Partnership elected to delay the scheduled completion of the Wildhorse Plant, which commenced construction in the third quarter of 2015. As of June 30, 2016, total costs of approximately $112 million have been incurred in connection with the engineering, site construction and the purchase and delivery of equipment. We anticipate resuming construction once the plant’s capacity is necessary to accommodate anticipated volume increases. The plant is estimated to be in service no sooner than the second half of 2017.

Distribution Reinvestment Program

In June 2016, the Partnership implemented a Distribution Reinvestment Plan (DRIP), which, beginning with the quarterly distribution for the quarter ending September 30, 2016, offers owners of our common and subordinated units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common or subordinated units. The Partnership will have the sole discretion to determine whether common units purchased under the DRIP will come from our newly issued common units or from common units purchased on the open market. The purchase price for newly issued common units will be the average of the high and low trading prices of the common units on the New York Stock Exchange-Composite Transactions for the five trading days immediately preceding the investment date. The purchase price for common units purchased on the open market will be the weighted average price of all common units purchased for the DRIP for the respective investment date. We will set a discount ranging from 0% to 5% for common units purchased pursuant to the DRIP. Participation in the DRIP is voluntary, and once enrolled, our unitholders may terminate participation at any time.

Results of Operations

The following tables summarize the key components of our results of operations for the three and six months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$387	$225	$(83)	$529
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	231	106	(83)	254
Gross margin (1)	156	119	—	275
Operation and maintenance, General and administrative	67	53	—	120
Depreciation and amortization	52	31	—	83
Taxes other than income tax	8	7	—	15
Operating income	$29	$28	$—	$57
Equity in earnings of equity method affiliates	$—	$7	$—	$7

Three Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$422	$268	$(100)	$590
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	241	135	(99)	277
Gross margin (1)	181	133	(1)	313
Operation and maintenance, General and administrative	78	54	(1)	131
Depreciation and amortization	45	31	—	76
Taxes other than income tax	7	6	—	13
Operating income	$51	$42	$—	$93
Equity in earnings of equity method affiliates	$—	$7	$—	$7

Six Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$720	$471	$(153)	$1,038
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	396	205	(152)	449
Gross margin (1)	324	266	(1)	589
Operation and maintenance, General and administrative	142	94	(1)	235
Depreciation and amortization	101	63	—	164
Taxes other than income tax	16	14	—	30
Operating income	$65	$95	$—	$160
Equity in earnings of equity method affiliates	$—	$14	$—	$14

Six Months Ended June 30, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Revenues	$823	$576	$(193)	$1,206
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	463	298	(192)	569
Gross margin (1)	360	278	(1)	637
Operation and maintenance, General and administrative	154	108	(1)	261
Depreciation and amortization	88	61	—	149
Taxes other than income tax	15	15	—	30
Operating income	$103	$94	$—	$197
Equity in earnings of equity method affiliates	$—	$14	$—	$14
 _____________________

(1)	Gross margin is defined and reconciled to its most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Data:
Gathered volumes—TBtu	282	291	560	577
Gathered volumes—TBtu/d	3.10	3.19	3.07	3.19
Natural gas processed volumes—TBtu	161	167	323	318
Natural gas processed volumes—TBtu/d	1.76	1.84	1.78	1.76
NGLs produced—MBbl/d(1)	83.09	74.19	78.36	69.56
NGLs sold—MBbl/d(1)(2)	83.80	75.91	80.15	71.68
Condensate sold—MBbl/d	6.08	5.43	6.26	5.70
Crude Oil - Gathered volumes—MBbl/d	25.52	9.00	27.18	7.87
Transported volumes—TBtu	446	456	911	970
Transportation volumes—TBtu/d	4.87	4.97	4.99	5.34
Interstate firm contracted capacity—Bcf/d	6.95	7.22	7.06	7.52
Intrastate average deliveries—TBtu/d	1.72	1.83	1.70	1.83

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anadarko
Gathered volumes—TBtu/d	1.62	1.63	1.62	1.55
Natural gas processed volumes—TBtu/d	1.44	1.41	1.43	1.33
NGLs produced—MBbl/d(1)	69.64	58.63	64.17	53.60
Arkoma
Gathered volumes—TBtu/d	0.65	0.67	0.63	0.70
Natural gas processed volumes—TBtu/d	0.10	0.11	0.10	0.11
NGLs produced—MBbl/d(1)	5.03	4.96	5.01	4.96
Ark-La-Tex
Gathered volumes—TBtu/d	0.83	0.89	0.82	0.94
Natural gas processed volumes—TBtu/d	0.22	0.32	0.25	0.32
NGLs produced—MBbl/d(1)	8.42	10.60	9.18	11.00
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

Three Months Ended June 30, 2016 compared to three months ended June 30, 2015. Our gathering and processing segment reported operating income of $29 million in the three months ended June 30, 2016 compared to operating income of $51 million in the three months ended June 30, 2015. Operating income decreased $22 million primarily from decreased gross margin of $25 million, an increase in depreciation and amortization of $7 million and an increase in taxes other than income tax of $1 million, partially offset by a decrease in operation and maintenance and general and administrative expenses of $11 million, during the three months ended June 30, 2016.

Our gathering and processing segment revenues decreased $35 million primarily due to a decrease of $27 million due to lower natural gas sales resulting from lower average natural gas prices and lower gathered volumes and losses attributable to changes in the fair value of condensate and NGL derivatives of $8 million.

Our gathering and processing segment gross margin decreased $25 million primarily due to losses attributable to changes in the fair value of condensate and NGL derivatives of $8 million and a decrease in processing margins of $6 million resulting from lower average NGLs prices and lower processed volumes in the Ark-La-Tex basin offset by higher processed volumes in the Anadarko basin. Additionally, gathering margins decreased $4 million due to reduced sales of natural gas as a result of lower average natural gas prices and $11 million as a result of lower natural gas volumes sold. Additionally, crude oil gathering increased $5 million due to higher volumes in the Williston basin, offset by a decrease of $1 million from one-time project reimbursements during the three months ended June 30, 2016.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $11 million primarily due to cost reduction efforts with a decrease of $6 million in employee expenses, $4 million in reduced materials and supplies costs, $4 million of other operating costs and $2 million in equipment rentals. Also, there was a decrease in allowance for doubtful accounts of $1 million. These decreases were partially offset by increased payroll related costs of $5 million and higher losses on sales of assets of $1 million.

Our gathering and processing segment depreciation and amortization increased $7 million due to additional assets placed in service.

Our gathering and processing segment taxes other than income increased $1 million due to higher estimated ad valorem taxes.

Six months ended June 30, 2016 compared to six months ended June 30, 2015. Our gathering and processing segment reported operating income of $65 million in the six months ended June 30, 2016 compared to operating income of $103 million in the six months ended June 30, 2015. Operating income decreased $38 million primarily from decreased gross margin of $36 million, an increase in taxes other than income tax of $1 million and an increase in depreciation and amortization of $13 million, partially offset by a decrease in operation and maintenance and general and administrative expenses of $12 million, during the six months ended June 30, 2016.

Our gathering and processing segment revenues decreased $103 million primarily due to a decrease in natural gas sales resulting from lower average natural gas prices and lower gathered volumes of $45 million, a decrease in NGL sales resulting from lower average NGL prices, partially offset by an increase in NGLs sold of $37 million and losses attributable to changes in the fair value of condensate and NGL derivatives of $16 million.

Our gathering and processing segment gross margin decreased $36 million primarily due to losses attributable to changes in the fair value of condensate and NGL derivatives of $16 million and a decrease in processing margins of $15 million resulting from lower average NGL prices and lower processed volumes in the Ark-La-Tex basin offset by higher processed volumes in the Anadarko basin. Additionally gathering margins decreased $10 million due to reduced sales on natural gas due to lower average natural gas prices, $8 million as a result of lower natural gas volumes and $1 million due to lower revenues on third party measurement and communication services. These decreases were partially offset by an increase in the imbalance receivable of $9 million associated with our annual fuel rate determination. Also, crude oil gathering increased $9 million due to higher volumes in the Williston basin, offset by a decrease of $4 million from one-time project reimbursements during the six months ended June 30, 2016.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $12 million primarily due to cost reduction efforts with a decrease of $6 million in employee expenses, $4 million in reduced materials and supplies costs, $4 million of other operating costs and $2 million in equipment rentals. Also, there was a decrease in severance charges related to 2015 workforce reductions of $2 million. These decreases were partially offset by an increase in in payroll related costs of $2 million, an increase in an allowance for doubtful accounts of $2 million and higher losses on sales of assets of $2 million.

Our gathering and processing segment depreciation and amortization increased $13 million due to additional assets placed in service.

Our gathering and processing segment taxes other than income increased $1 million due to higher estimated ad valorem taxes.

Transportation and Storage

Three Months Ended June 30, 2016 compared to three months ended June 30, 2015. Our transportation and storage segment reported operating income of $28 million in the three months ended June 30, 2016 compared to operating income of $42 million in the three months ended June 30, 2015. Operating income decreased $14 million primarily resulting from a decrease in gross margin of $14 million and an increase in taxes other than income tax of $1 million, partially offset by a decrease of $1 million in operation and maintenance and general and administrative expenses for the three months ended June 30, 2016.

Our transportation and storage segment revenues decreased $43 million primarily due to losses attributable to changes in the fair value of natural gas derivatives of $22 million and lower revenues of $19 million related to lower natural gas sales associated with lower sales volumes and lower average sales price.

Our transportation and storage segment gross margin decreased $14 million primarily due to lower margins of $22 million related to losses attributable to changes in the fair value of natural gas derivatives and lower firm transportation revenues of $1 million. These decreases were partially offset by an increase of $6 million in gains on system optimization activities and higher margin on transportation services for local distribution companies of $3 million for the three months ended June 30, 2016.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $1 million due to lower integration and other contract services costs of $2 million and a decrease of $1 million in reduced materials and supplies costs. These decreases were partially offset by an increase in payroll related costs of $2 million.

Our transportation and storage segment taxes other than income tax increased $1 million due to higher estimated ad valorem taxes.

Our transportation and storage segment recorded equity in earnings of equity method affiliates of $7 million for each of the three months ended June 30, 2016 and 2015 from our interest in SESH.

Six months ended June 30, 2016 compared to six months ended June 30, 2015. Our transportation and storage segment reported operating income of $95 million in the six months ended June 30, 2016 compared to operating income of $94 million in the six months ended June 30, 2015. Operating income increased $1 million primarily resulting from a decrease of $14 million in operation and maintenance and general and administrative expenses and a decrease in taxes other than income tax of $1 million, partially offset by a decrease in gross margin of $12 million and a $2 million increase in depreciation and amortization expenses for the six months ended June 30, 2016.

Our transportation and storage segment revenues decreased $105 million primarily due to lower revenues of $83 million related to lower natural gas sales associated with lower sales volumes and lower average sales price and $14 million related to a decrease in the fair value of natural gas derivatives.

Our transportation and storage segment gross margin decreased $12 million primarily due to lower margins of $14 million related to a decrease in the fair value of natural gas derivatives, lower firm transportation revenues of $6 million and decreased margins from off-system transportation revenues of $2 million. These decreases were partially offset by an increase of $7 million in gains on system optimization activities and higher margin on transportation services for local distribution companies of $3 million for the six months ended June 30, 2016.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $14 million due to lower integration and other contract services costs of $6 million, a decrease in payroll related costs of $5 million, lower severance charges related to 2015 workforce reductions of $2 million and a decrease of $1 million in reduced materials and supplies costs.

Our transportation and storage segment depreciation and amortization increased $2 million primarily due to additional assets placed in service.

Our transportation and storage segment taxes other than income tax decreased $1 million due to favorable ad valorem assessments and appeal efforts.

Our transportation and storage segment recorded equity in earnings of equity method affiliates of $14 million for each of the six months ended June 30, 2016 and 2015 from our interest in SESH.

Condensed Consolidated Interim Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Operating Income	$57	$93	$160	$197
Other Income (Expense):
Interest expense	(25)	(23)	(48)	(43)
Equity in earnings of equity method affiliates	7	7	14	14
Other, net	—	1	—	2
Total Other Income (Expense)	(18)	(15)	(34)	(27)
Income Before Income Taxes	39	78	126	170
Income tax expense	—	1	1	2
Net Income	$39	$77	$125	$168
Less: Net income attributable to noncontrolling interest	—	—	—	—
Net Income attributable to limited partners	$39	$77	$125	$168
Less: Series A Preferred Unit distributions	4	—	4	—
Net Income attributable to common and subordinated units	$35	$77	$121	$168

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Other Financial Data:
Gross margin (1)	$275	$313	$589	$637
Adjusted EBITDA (1)	196	200	411	407
Distributable cash flow (1)	144	139	318	284
 _____________________

(1)
Gross margin, Adjusted EBITDA and distributable cash flow are defined and reconciled to their most directly comparable financial measures calculated and presented below under the caption Non-GAAP Financial Measures within this Part I, Item 2.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

Net Income attributable to limited partners. We reported net income attributable to limited partners of $39 million in the three months ended June 30, 2016 compared to net income attributable to limited partners of $77 million in the three months ended June 30, 2015. The decrease in net income attributable to limited partners of $38 million was primarily attributable to a decrease in operating income of $36 million, an increase in interest expense of $2 million, and a decrease in other income and expense of $1 million in the three months ended June 30, 2016.

Interest Expense. Interest expense increased $2 million due to higher interest rates on the Partnership’s outstanding debt and an increase in the amount of outstanding variable rate debt.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

Net Income attributable to limited partners. We reported net income attributable to limited partners of $125 million in the six months ended June 30, 2016 compared to net income attributable to limited partners of $168 million in the six months ended June 30, 2015. The decrease in net income attributable to limited partners of $43 million was primarily attributable to a decrease in operating income of $37 million, an increase in interest expense of $5 million and a decrease in other income and expense of $2 million in the six months ended June 30, 2016.

Interest Expense. Interest expense increased $5 million due to higher interest rates on the Partnership’s outstanding debt and an increase in the amount of outstanding variable rate debt.

Non-GAAP Financial Measures

The Partnership has included the non-GAAP financial measures Gross margin, Adjusted EBITDA, Adjusted interest expense, distributable cash flow and distribution coverage ratio in this report based on information in its condensed consolidated financial statements.
Gross margin, Adjusted EBITDA, Adjusted interest expense, distributable cash flow and distribution coverage ratio are supplemental financial measures that management and external users of the Partnership’s financial statements, such as industry analysts, investors, lenders and rating agencies may use, to assess:

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
This report includes a reconciliation of Gross margin to revenues, Adjusted EBITDA and distributable cash flow to net income attributable to limited partners, and Adjusted EBITDA to net cash provided by operating activities and Adjusted interest expense to interest expense, the most directly comparable GAAP financial measures, on a historical basis, as applicable, for each of the periods indicated. Distribution coverage ratio is a financial performance measure used by management to reflect the relationship between the Partnership's financial operating performance and cash distribution. The Partnership believes that the presentation of Gross margin, Adjusted EBITDA, Adjusted interest expense, distributable cash flow and distribution coverage ratio provides information useful to investors in assessing its financial condition and results of operations. Gross margin, Adjusted EBITDA, Adjusted interest expense, distributable cash flow and distribution coverage ratio should not be considered as alternatives to net income, operating income, revenue, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross margin, Adjusted EBITDA, Adjusted interest expense, distributable cash flow and distribution coverage ratio have important limitations as an analytical tool because they exclude some but not all items that affect the most directly comparable GAAP measures. Additionally, because Gross margin, Adjusted EBITDA, Adjusted interest expense, distributable cash flow and distribution coverage ratio may be defined differently by other companies in the Partnership’s industry, its definitions of Gross margin, Adjusted EBITDA. Adjusted interest expense, distributable cash flow and distribution coverage ratio may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Gross Margin to Revenues:
Consolidated
Revenues	$529	$590	$1,038	$1,206
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	254	277	449	569
Gross margin	$275	$313	$589	$637

Reportable Segments
Gathering and Processing
Revenues	$387	$422	$720	$823
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	231	241	396	463
Gross margin	$156	$181	$324	$360

Transportation and Storage
Revenues	$225	$268	$471	$576
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	106	135	205	298
Gross margin	$119	$133	$266	$278

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except distribution coverage ratio)
Reconciliation of Adjusted EBITDA and distributable cash flow to net income attributable to limited partners and calculation of distribution coverage ratio:
Net income attributable to limited partners	$39	$77	$125	$168
Add:
Depreciation and amortization expense	83	76	164	149
Interest expense, net of interest income	25	23	48	43
Income tax expense	—	1	1	2
EBITDA	$147	$177	$338	$362
Add:
Distributions from equity method affiliates(1)	7	15	27	27
Non-cash equity based compensation	3	3	5	6
Other non-cash losses(2)	46	12	58	26
Less:
Other non-cash gains(3)	—	—	(3)	—
Equity in earnings of equity method affiliates	(7)	(7)	(14)	(14)
Adjusted EBITDA	$196	$200	$411	$407
Less:
Series A Preferred Unit distributions(4)	(9)	—	(13)	—
Adjusted interest expense(5)	(26)	(28)	(49)	(50)
Maintenance capital expenditures	(17)	(33)	(30)	(72)
Current income taxes	—	—	(1)	(1)
Distributable cash flow	$144	$139	$318	$284

Distributions related to common and subordinated unitholders(6)	$134	$132	$268	$266

Distribution coverage ratio	1.07	1.05	1.18	1.07
____________________

(1)
Distributions from equity method affiliates includes a $7 million and $7 million return on investment and a zero and $8 million return of investment for the three months ended June 30, 2016 and 2015, respectively. Distributions from equity method affiliates includes a $14 million and $19 million return on investment and a $13 million and $8 million return of investment for the six months ended June 30, 2016 and 2015, respectively. Equity in earnings of equity method affiliates, net of distributions only includes those distributions representing a return on investment.

(2)	Other non-cash losses includes changes in the fair value of derivatives, lower of cost or net realizable value adjustments, loss on sale of assets, and write-downs of materials and supplies.

(3)	Other non-cash gains include lower of the cost or net realizable value adjustment recoveries upon the sale of the related inventory.

(4)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three and six months ended June 30, 2016. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(5)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(6)
Represents cash distributions declared for common and subordinated units outstanding as of each respective period.  Amounts for 2016 reflect estimated cash distributions for common and subordinated units outstanding for the quarter ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$172	$96	$289	$284
Interest expense, net of interest income	25	23	48	43
Income tax expense	—	1	1	2
Deferred income tax expense	—	(1)	—	(1)
Equity in earnings of equity method affiliates, net of distributions(1)	—	(8)	—	(13)
Non-cash equity based compensation	(3)	(3)	(5)	(6)
Other non-cash items	(6)	6	(6)	7
Changes in operating working capital which (provided) used cash:
Accounts receivable	2	(2)	(22)	(2)
Accounts payable	(3)	61	84	70
Other, including changes in noncurrent assets and liabilities	(40)	4	(51)	(22)
EBITDA	$147	$177	$338	$362
Add:
Non-cash equity based compensation	3	3	5	6
Distributions from equity method affiliates(1)	7	15	27	27
Other non-cash losses(2)	46	12	58	26
Less:
Other non-cash gains(3)	—	—	(3)	—
Equity in earnings of equity method affiliates	(7)	(7)	(14)	(14)
Adjusted EBITDA	$196	$200	$411	$407
____________________

(1)
Distributions from equity method affiliates includes a $7 million and $7 million return on investment and a zero and $8 million return of investment for the three months ended June 30, 2016 and 2015, respectively. Distributions from equity method affiliates includes a $14 million and $19 million return on investment and a $13 million and $8 million return of investment for the six months ended June 30, 2016 and 2015, respectively. Equity in earnings of equity method affiliates, net of distributions only includes those distributions representing a return on investment.

(2)	Other non-cash losses includes changes in the fair value of derivatives, lower of cost or net realizable value adjustments, loss on sale of assets, and write-downs of materials and supplies.

(3)	Other non-cash gains include lower of the cost or net realizable value adjustment recoveries upon the sale of the related inventory.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest Expense	$25	$23	$48	$43
Add:
Amortization of premium on long-term debt	1	1	3	2
Capitalized interest on expansion capital	1	3	1	6
Less:
Amortization of debt costs	(1)	1	(3)	(1)
Adjusted interest expense	$26	$28	$49	$50

Liquidity and Capital Resources

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of June 30, 2016, we had a working capital surplus of $48 million. We utilize our revolving credit facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$289	$284
Net cash used in investing activities	(208)	(535)
Net cash provided by (used in) financing activities	(79)	247

Operating Activities

The increase of $5 million, or 2%, in net cash provided by operating activities for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to timing of payments to suppliers, receipts from customers, and changes in other working capital assets and liabilities.

Investing Activities

The decrease of $327 million, or 61%, in net cash used in investing activities for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to lower capital expenditures, including acquisitions, net of cash acquired, of $315 million.

Financing Activities

Net cash provided by (used in) financing activities decreased $326 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. Our primary financing activities consist of the following:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net proceeds from Revolving Credit Facility	$432	$275
Proceeds (repayments) from commercial paper program	(236)	235
Repayment of notes payable—affiliated companies	(363)	—
Proceeds from issuance of Series A Preferred Units, net of issuance costs	362	—
Distributions to partners	(274)	(263)

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement providing for an unsecured three-year $450 million term loan agreement (2015 Term Loan Agreement). The entire $450 million principal amount of the 2015 Term Loan Agreement was borrowed by Enable on July 31, 2015. The 2015 Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the 2015 Term Loan Agreement, in each case, for an additional one-year term. The 2015 Term Loan Agreement provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof. As of June 30, 2016 there was $450 million outstanding under the 2015 Term Loan Agreement.

The 2015 Term Loan Agreement provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on our applicable credit ratings. As of June 30, 2016, the applicable margin for LIBOR-based borrowings under the term loan agreement was 1.375% based on our credit ratings. As of June 30, 2016, the weighted average interest rate of the 2015 Term Loan Agreement was 1.83%.

Revolving Credit Facility

On June 18, 2015, the Partnership amended and restated its Revolving Credit Facility to, among other things, increase the borrowing capacity thereunder to $1.75 billion and extend its maturity date to June 18, 2020. The Revolving Credit Facility is discussed in Note 7 of the condensed consolidated financial statements. As of June 30, 2016, there were $742 million of principal advances and $3 million in letters of credit outstanding under the Revolving Credit Facility. The weighted average interest rate of the Revolving Credit Facility was 1.95% as of June 30, 2016. As of June 30, 2016, we had no outstanding borrowings under our commercial paper program.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of June 30, 2016, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of June 30, 2016, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Consolidated Statements of Income.

Preferred Equity Issuance

On February 18, 2016, the Partnership completed the private placement of 14,520,000 Series A Preferred Units representing limited partner interests in the Partnership for a cash purchase price of $25.00 per Series A Preferred Unit, with CenterPoint Energy, resulting in proceeds of $362 million, net of issuance costs. See Part 1, Note 4 for further discussion.

Distribution Reinvestment Plan

In June 2016, the Partnership implemented a Distribution Reinvestment Plan (DRIP), which, beginning with the quarterly distribution for the quarter ending September 30, 2016, offers owners of our common and subordinated units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common or subordinated units. The Partnership will have the sole discretion to determine whether common units purchased under the DRIP will come from our newly issued common units or from common units purchased on the open market. The purchase price for newly issued common units will be the average of the high and low trading prices of the common units on the New York Stock Exchange-Composite Transactions for the five trading days immediately preceding the investment date. The purchase price for common units purchased on the open market will be the weighted average price of all common units purchased for the DRIP for the respective investment date. We will set a discount ranging from 0% to 5% for common units purchased pursuant to the DRIP. Participation in the DRIP is voluntary, and once enrolled, our unitholders may terminate participation at any time.

Sources of Liquidity

As of June 30, 2016, our sources of liquidity included:

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

Distributions

On August 2, 2016, the board of directors of Enable GP declared a quarterly cash distribution of $0.318 per common unit on all of the Partnership’s outstanding common and subordinated units for the period ended June 30, 2016. The distributions will be paid August 23, 2016 to unitholders of record as of the close of business on August 16, 2016. Additionally, the board of directors of Enable GP declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid August 12, 2016 to unitholders of record as of the close of business on August 2, 2016.

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

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Combined and Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended June 30, 2016 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 14% of our total gross margin for the twelve months ending December 31, 2016 is directly exposed to changes in commodity prices, excluding the impact of hedges.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next six months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $4 million for natural gas and ethane and $5 million for NGLs, excluding ethane, and condensate, excluding the impact of hedges, for the remaining six months ending December 31, 2016.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is substantially comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility, 2015 Term Loan Agreement and issuances under our commercial paper program are at a variable interest rate and expose us to the risk of increasing interest rates. Based upon the $1,192 million outstanding borrowings under the 2015 Term Loan Agreement and Revolving Credit Facility as of June 30, 2016, and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $12 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on such evaluation, our management has concluded that, as of June 30, 2016, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 12 - Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report and our March 31 Quarterly Report. No other material changes to such risk factors have occurred during the three and six months ended June 30, 2016.

Item 5. Other Information.

Change of Control Plan

On August 1, 2016, the Compensation Committee of the Board adopted the Enable Midstream Partners, LP Change of Control Plan to help recruit and retain executives.

The change of control benefits are “double trigger,” meaning the executive must experience a covered termination during the two years after a change of control. The plan provides that a covered termination occurs if an executive’s employment is terminated for any reason other than death, disability, cause or resignation by the executive other than for good reason. The plan also provides that a change of control occurs if: (i) anyone, other than an affiliate of Enable GP, becomes the beneficial owner of more than 50% of the general partner interest in the Partnership; (ii) a plan of complete liquidation of Enable GP or the Partnership is approved; (iii) Enable GP or the Partnership sell or otherwise dispose of all or substantially all of its assets in one or more transactions to anyone other than an affiliate of Enable GP unless either CenterPoint and its affiliates or OGE Energy and its affiliates own at least 50% of the voting securities of the acquirer; or (iv) anyone other than Enable GP or an affiliate of Enable GP becomes the general partner of the Partnership.

The plan provides the following change of control benefits for each of our named executive officers:

•	for the President and Chief Executive Officer, a lump-sum cash payment of 2.99 times his annual base salary and short-term incentive plan award target;

•	for each Executive Vice President, a lump-sum cash payment of two times his or her annual base salary and short-term incentive plan award target; and

•	for any other officer who is not an Executive Vice President, a lump-sum cash payment of 1.5 times his or her annual base salary and short-term incentive plan award target.

For each of our officers, the plan also provides for a lump-sum cash payment in an amount equal to his or her target bonus under the short term incentive plan based on eligible earnings through the date of termination and cash payments for certain health and welfare and outplacement benefits.

The payment of change of control benefits are subject to the executive’s execution, without revocation, of a general waiver and release of claims. The plan also contains standard confidentiality, non-disparagement and non-solicitation provisions.

The foregoing description of the plan does not purport to be complete and is qualified in its entirety by reference to the plan, a copy of which is attached hereto and filed herewith as Exhibit 10.1.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 2.1
3.1	Certificate of Limited Partnership of CenterPoint Energy Field Services LP, as amended	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 3.1
3.2	Fourth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP	Registrant’s Form 8-K filed June 22, 2016	File No. 001-36413	Exhibit 3.1
4.1	Specimen Unit Certificate representing common units (included with Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP as Exhibit A thereto)	Registrant’s Form 8-K filed April 22, 2014	File No. 001-36413	Exhibit 3.1
4.2	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.1
4.3	First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.2
4.4
Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers.
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
4.5	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
+10.1	Enable Midstream Partners, LP Change of Control Plan
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 3, 2016	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)