Form 10-Q/A
period 2016-03-31
Enable Midstream Partners, LP
filed 2016-08-05
CIK 1591763

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (“Amendment No. 1”) constitutes an amendment to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2016 (the "Original Form 10-Q").

Amendment No. 1 is being filed solely for the purpose of correcting an inadvertent omission of the reference to (i) the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and (ii) the design of such internal control over financial reporting in the Certifications attached as Exhibit 31.1 and Exhibit 31.2.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Except for the matter describe above, this Amendment No. 1 does not change any previously reported financial results, modify or update disclosures in the Original Form 10-Q, or reflect events occurring after the date of the filing of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our Original Form 10-Q as filed and our filings with the SEC subsequent to the filing of our Original Form 10-Q.

TABLE OF CONTENTS

Page
PART II. OTHER INFORMATION
Item 6. Exhibits	2
Signatures	3

PART II. OTHER INFORMATION

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

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 4, 2016	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)