Form 10-Q
period 2017-03-31
Enable Midstream Partners, LP
filed 2017-05-03
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
 _______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 14, 2017, there were 224,534,129 common units and 207,855,430 subordinated units outstanding.

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

i

GLOSSARY OF TERMS

Adjusted EBITDA.
A non-GAAP measure calculated as net income attributable to limited partners plus depreciation and amortization expense, interest expense, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity based compensation, impairments, changes in fair value of derivatives, noncontrolling interest share of Adjusted EBITDA and certain other non-cash gains and losses (including gains and losses on sales of assets and write-downs of materials and supplies).

Adjusted interest expense.	A non-GAAP measure calculated as interest expense plus amortization of premium on long-term debt and capitalized interest, less amortization of debt expense and discount.
Annual Report.	Annual Report on Form 10-K for the year ended December 31, 2016.
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

CenterPoint Energy.	CenterPoint Energy, Inc., a Texas corporation, and its subsidiaries.
CERC.	CenterPoint Energy Resources Corp., a Delaware corporation.
Condensate.	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
DCF.	A non-GAAP measure calculated as Adjusted EBITDA, as further adjusted for Series A Preferred Unit distributions, Adjusted interest expense, maintenance capital expenditures and current income taxes.
Distribution coverage ratio.	A non-GAAP measure calculated as DCF divided by distributions related to common and subordinated unitholders.
DRIP.
Distribution Reinvestment Plan entered into on June 23, 2016, which offers owners of our common and subordinated units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common or subordinated units.

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

Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Generally accepted accounting principles in the United States.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
General Partner.	Enable GP, LLC, a Delaware limited liability company, the general partner of Enable Midstream Partners, LP.
Gross margin.	A non-GAAP measure calculated as Total revenues minus cost of natural gas and natural gas liquids, excluding depreciation and amortization.

IPO.	Initial public offering of Enable Midstream Partners, LP.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
LIBOR.	London Interbank Offered Rate.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MFA.	Master Formation Agreement dated as of March 14, 2013.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
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

TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
WTI.	West Texas Intermediate.
2015 Term Loan Agreement.	$450 million unsecured term loan agreement.
2019 Notes.	$500 million 2.400% senior notes due 2019.
2024 Notes.	$600 million 3.900% senior notes due 2024.
2027 Notes.	$700 million 4.400% senior notes due 2027.
2044 Notes.	$550 million 5.000% senior notes due 2044.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. Those risk factors and other factors noted throughout this report and in our Annual Report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 11)):
Product sales	$386	$245
Service revenue	280	264
Total Revenues	666	509
Cost and Expenses (including expenses from affiliates (Note 11)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	308	195
Operation and maintenance	89	95
General and administrative	25	20
Depreciation and amortization	88	81
Taxes other than income taxes	16	15
Total Cost and Expenses	526	406
Operating Income	140	103
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 11))	(27)	(23)
Equity in earnings of equity method affiliate	7	7
Other, net	1	—
Total Other Expense	(19)	(16)
Income Before Income Taxes	121	87
Income tax expense	1	1
Net Income	$120	$86
Less: Net income attributable to noncontrolling interest	—	—
Net Income Attributable to Limited Partners	$120	$86
Less: Series A Preferred Unit distributions (Note 4)	9	—
Net Income Attributable to Common and Subordinated Units (Note 3)	$111	$86

Basic earnings per unit (Note 3)
Common units	$0.26	$0.21
Subordinated units	$0.25	$0.20
Diluted earnings per unit (Note 3)
Common units	$0.26	$0.19
Subordinated units	$0.25	$0.20

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In millions)
Current Assets:
Cash and cash equivalents	$17	$6
Restricted cash	14	17
Accounts receivable, net of allowance for doubtful accounts	231	249
Accounts receivable—affiliated companies	21	13
Inventory	40	41
Gas imbalances	24	41
Other current assets	28	29
Total current assets	375	396
Property, Plant and Equipment:
Property, plant and equipment	11,622	11,567
Less accumulated depreciation and amortization	1,496	1,424
Property, plant and equipment, net	10,126	10,143
Other Assets:
Intangible assets, net	299	306
Investment in equity method affiliate	325	329
Other	36	38
Total other assets	660	673
Total Assets	$11,161	$11,212
Current Liabilities:
Accounts payable	$128	$181
Accounts payable—affiliated companies	3	3
Taxes accrued	26	30
Gas imbalances	18	35
Other	104	113
Total current liabilities	279	362
Other Liabilities:
Accumulated deferred income taxes, net	10	10
Regulatory liabilities	20	19
Other	34	34
Total other liabilities	64	63
Long-Term Debt	3,047	2,993
Commitments and Contingencies (Note 12)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at March 31, 2017 and December 31, 2016)	362	362
Common units (224,532,260 issued and outstanding at March 31, 2017 and 224,535,454 issued and outstanding at December 31, 2016, respectively)	3,727	3,737
Subordinated units (207,855,430 issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	3,670	3,683
Noncontrolling interest	12	12
Total Partners’ Equity	7,771	7,794
Total Liabilities and Partners’ Equity	$11,161	$11,212

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cash Flows from Operating Activities:
Net income	$120	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	81
Deferred income taxes	1	—
Loss on sale/retirement of assets	1	1
Equity in earnings of equity method affiliate	(7)	(7)
Return on investment in equity method affiliate	7	7
Equity based compensation	4	2
Amortization of debt costs and discount (premium)	(1)	(1)
Changes in other assets and liabilities:
Accounts receivable, net	18	19
Accounts receivable—affiliated companies	(8)	5
Inventory	1	8
Gas imbalance assets	17	3
Other current assets	1	—
Other assets	2	1
Accounts payable	(55)	(84)
Accounts payable—affiliated companies	—	(3)
Gas imbalance liabilities	(17)	(18)
Other current liabilities	(16)	15
Other liabilities	—	2
Net cash provided by operating activities	156	117
Cash Flows from Investing Activities:
Capital expenditures	(61)	(130)
Proceeds from sale of assets	1	—
Return of investment in equity method affiliate	4	13
Net cash used in investing activities	(56)	(117)
Cash Flows from Financing Activities:
Proceeds from long term debt, net of issuance costs	691	—
Proceeds from revolving credit facility	264	495
Repayment of revolving credit facility	(900)	(90)
Decrease in short-term debt	—	(236)
Repayment of notes payable—affiliated companies	—	(363)
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	362
Distributions	(147)	(134)
Net cash provided by (used in) financing activities	(92)	34
Net Increase in Cash, Cash Equivalents and Restricted Cash	8	34
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23	4
Cash, Cash Equivalents and Restricted Cash at End of Period	$31	$38

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Series A Preferred Units		Common Units		Subordinated Units		Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Units	Value	Value	Value
	(In millions)
Balance as of December 31, 2015	—	$—	214	$3,714	208	$3,805	$12	$7,531
Net income	—	—	—	44	—	42	—	86
Issuance of Series A Preferred Units	15	362	—	—	—	—	—	362
Distributions	—	—	—	(68)	—	(66)	—	(134)
Equity based compensation, net of units for employee taxes	—	—	—	2	—	—	—	2
Balance as of March 31, 2016	15	$362	214	$3,692	208	$3,781	$12	$7,847

Balance as of December 31, 2016	15	$362	224	$3,737	208	$3,683	$12	$7,794
Net income	—	9	—	58	—	53	—	120
Distributions	—	(9)	—	(72)	—	(66)	—	(147)
Equity based compensation, net of units for employee taxes	—	—	—	4	—	—	—	4
Balance as of March 31, 2017	15	$362	224	$3,727	208	$3,670	$12	$7,771

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a Delaware limited partnership formed on May 1, 2013 by CenterPoint Energy, OGE Energy and ArcLight. The Partnership’s assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. The gathering and processing segment primarily provides natural gas and crude oil gathering and natural gas processing services to our producer customers. The transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers. The Partnership’s natural gas gathering and processing assets are primarily located in Oklahoma, Texas, Arkansas and Louisiana and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Crude oil gathering assets are located in North Dakota and serve crude oil production in the Bakken Shale formation of the Williston Basin. The Partnership’s natural gas transportation and storage assets consist primarily of an interstate pipeline system extending from western Oklahoma and the Texas Panhandle to Louisiana, an interstate pipeline system extending from Louisiana to Illinois, an intrastate pipeline system in Oklahoma, and our investment in SESH, a pipeline extending from Louisiana to Alabama.

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

As of March 31, 2017, CenterPoint Energy held approximately 54.1% of the Partnership’s common and subordinated units, or 94,151,707 common units and 139,704,916 subordinated units, and OGE Energy held approximately 25.7% of the Partnership’s common and subordinated units, or 42,832,291 common units and 68,150,514 subordinated units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. See Note 4 for further information related to the Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s General Partner (Enable GP) on an annual or continuing basis and may not remove Enable GP without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of March 31, 2017, the Partnership owned a 50% interest in SESH. See Note 6 for further discussion of SESH.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of the Partnership have been prepared pursuant to the rules and regulations of the SEC and GAAP. Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report.

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

Restricted Cash

Restricted cash consists of cash which is restricted by agreements with third parties. The Condensed Consolidated Balance Sheets have $14 million and $17 million of restricted cash as of March 31, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, we evaluate our customers’ financial strength based on aging of accounts receivable, payment history, and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to historical bad debt write-offs, the aging of receivables and specific customer circumstances that may impact their ability to pay the amounts due. Based on this review, management determined that a $4 million and $3 million allowance for doubtful accounts was required as of March 31, 2017 and December 31, 2016, respectively.

(2) New Accounting Pronouncements

Adopted Accounting Standards

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718).” This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Partnership adopted the amendment in the first quarter of 2017, which had no material impact on our Condensed Consolidated Financial Statements and related disclosures.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard is intended to reduce existing diversity in practice in how certain transactions are presented on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The Partnership adopted ASU No. 2016-15 in the first quarter of 2017, which had no material impact on our Condensed Consolidated Financial Statements and related disclosures.

Accounting Standards to be Adopted in Future Periods

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Topic 606 is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Topic 606 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted in 2017. However, we do not plan to adopt the standard early. Entities will have the option to apply the standard using a full retrospective or modified retrospective adoption method. The Partnership expects to adopt this ASU using the modified retrospective method. Our evaluation of the impact on our Consolidated Financial Statements and related disclosures is ongoing and not complete. In connection with our assessment work, we formed an implementation work team, completed training on the Topic 606 revenue recognition model and are continuing our review of contracts relative to the provisions of Topic 606.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Partnership expects to adopt this standard by the first quarter of 2019 and is currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements and related disclosures. In connection with our assessment work, we formed an implementation work team and are continuing our review of our contracts relative to the provisions of the lease standard.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions, and reasonable and supportable forecasts in order to record credit losses in a more timely matter. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Partnership does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires entities to recognize the tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted as of the beginning of an annual period (i.e., only in the first interim period). The guidance requires application using a modified retrospective approach. The Partnership does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

(3) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated units:

	Three Months Ended March 31,
	2017	2016
	(In millions, except per unit data)
Net income	$120	$86
Net income attributable to noncontrolling interest	—	—
Series A Preferred Unit distribution	9	—
General partner interest in net income	—	—
Net income available to common and subordinated unitholders	$111	$86

Net income allocable to common units	$58	$44
Net income allocable to subordinated units	53	42
Net income available to common and subordinated unitholders	$111	$86

Net income allocable to common units	$58	$44
Dilutive effect of Series A Preferred Unit distributions	—	—
Diluted net income allocable to common units	58	44
Diluted net income allocable to subordinated units	53	42
Total	$111	$86

Basic weighted average number of outstanding
Common units(1)	225	214
Subordinated units	208	208
Total	433	422

Basic earnings per unit
Common units	$0.26	$0.21
Subordinated units	$0.25	$0.20

Basic weighted average number of outstanding common units	225	214
Dilutive effect of Series A Preferred Units	—	21
Dilutive effect of performance units	1	—
Diluted weighted average number of outstanding common units	226	235
Diluted weighted average number of outstanding subordinated units	208	208
Total	434	443

Diluted earnings per unit
Common units	$0.26	$0.19
Subordinated units	$0.25	$0.20
____________________

(1)	Basic weighted average number of outstanding common units for the three months ended March 31, 2017 includes approximately one million time-based phantom units.

The dilutive effect of the unit-based awards discussed in Note 13 was less than $0.01 per unit during each of the three months ended March 31, 2017 and 2016.

(4) Partners’ Equity

The Partnership Agreement requires that, within 60 days subsequent to the end of each quarter, the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to unitholders of record on the applicable record date.

The Partnership paid or has authorized payment of the following cash distributions to common and subordinated unitholders during 2016 and 2017 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
March 31, 2017(1)	May 23, 2017	May 30, 2017	$0.318	$137
December 31, 2016	February 21, 2017	February 28, 2017	$0.318	$137
September 30, 2016	November 14, 2016	November 22, 2016	$0.318	$134
June 30, 2016	August 16, 2016	August 23, 2016	$0.318	$134
March 31, 2016	May 6, 2016	May 13, 2016	$0.318	$134
December 31, 2015	February 2, 2016	February 12, 2016	$0.318	$134
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on May 2, 2017, to be paid on May 30, 2017, to common and subordinated unitholders of record at the close of business on May 23, 2017.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2016 and 2017 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
March 31, 2017(1)	May 2, 2017	May 12, 2017	$0.625	$9
December 31, 2016	February 10, 2017	February 15, 2017	$0.625	$9
September 30, 2016	November 1, 2016	November 14, 2016	$0.625	$9
June 30, 2016	August 2, 2016	August 12, 2016	$0.625	$9
March 31, 2016 (2)	May 6, 2016	May 13, 2016	$0.2917	$4
_____________________

(1)
The board of directors of Enable GP declared a $0.625 per Series A Preferred Unit cash distribution on May 2, 2017, to be paid on May 12, 2017, to Series A Preferred unitholders of record at the close of business on May 2, 2017.

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

Subordinated Units

General

As of March 31, 2017, all subordinated units are held by CenterPoint Energy and OGE Energy. These units are considered subordinated because for a period of time, defined by the Partnership Agreement as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received distributions of available cash each quarter from operating surplus in an amount equal to the minimum quarterly distribution, plus any arrearages on minimum quarterly distributions on the common units from prior quarters. In addition, the subordinated units are not entitled to arrearages on minimum quarterly distributions. On the expiration of the subordination period, the subordinated units will convert to common units on a one-for-one basis.

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

(5) Assessing Impairment of Long-lived Assets (including Intangible Assets)

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The Partnership recorded no impairments to long-lived assets in the three months ended March 31, 2017 or 2016. Based upon review of forecasted undiscounted cash flows, none of the asset groups were at risk of failing step one of the impairment test. Commodity price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions could reduce forecast undiscounted cash flows.

(6) Investment in Equity Method Affiliate

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

SESH is owned 50% by Spectra Energy Partners, LP and 50% by the Partnership. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its interest in the Partnership and its economic interest in Enable GP, or does not have the ability to exercise certain control rights, Spectra Energy Partners, LP may, under certain circumstances, have the right to purchase the Partnership’s interest in SESH at fair market value, subject to certain exceptions.

The Partnership shares operations of SESH with Spectra Energy Partners, LP under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. During the three months ended March 31, 2017 and 2016, the Partnership billed SESH $5 million and $4 million, respectively, associated with these service agreements.

Equity in Earnings of Equity Method Affiliate:

	Three Months Ended March 31,
	2017	2016
	(In millions)
SESH	$7	$7

Distributions from Equity Method Affiliate:

	Three Months Ended March 31,
	2017	2016
	(In millions)
SESH (1)	$11	$20
____________________

(1)
Distributions from equity method affiliate includes a $7 million and $7 million return on investment and a $4 million and $13 million return of investment for the three months ended March 31, 2017 and 2016, respectively.

Summarized financial information of SESH:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Income Statements:
Revenues	$28	$29
Operating income	$17	$19
Net income	$13	$14

(7) Debt

The following table presents the Partnership’s outstanding debt as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Outstanding Principal	Premium (Discount)	Total Debt	Outstanding Principal	Premium (Discount)	Total Debt
	(In millions)
Revolving Credit Facility	$—	$—	$—	$636	$—	$636
2015 Term Loan Agreement	450	—	450	450	—	450
2019 Notes	500	—	500	500	—	500
2024 Notes	600	(1)	599	600	(1)	599
2027 Notes	700	(3)	697	—	—	—
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	17	267	250	18	268
Total debt	$3,050	$13	$3,063	$2,986	$17	$3,003
Less: Unamortized debt expense (1)			16			10
Total long-term debt			$3,047			$2,993
____________________

(1)
As of March 31, 2017 and December 31, 2016, there was an additional $4 million and $5 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other long-term assets, not included above.

Revolving Credit Facility

On June 18, 2015, the Partnership amended and restated its Revolving Credit Facility that matures on June 18, 2020. As of March 31, 2017, there were no principal advances and $3 million in letters of credit outstanding under the $1.75 billion Revolving Credit Facility due June 18, 2020.

The Revolving Credit Facility provides that outstanding borrowings bear interest at LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of March 31, 2017, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of March 31, 2017, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There was no amount outstanding under our commercial paper program at each of March 31, 2017 and December 31, 2016. On February 2, 2016, Standard & Poor’s Ratings Services lowered its credit rating on the Partnership from an investment grade rating to a non-investment grade rating. The short-term rating on the Partnership was also reduced from an investment grade rating to a non-investment grade rating. As a result of the downgrade, the Partnership repaid its outstanding borrowings under the commercial paper program upon maturity and did not issue any additional commercial paper.

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement, providing for an unsecured three-year $450 million term loan agreement (2015 Term Loan Agreement). The entire $450 million principal amount of the 2015 Term Loan Agreement was borrowed by the Partnership on July 31, 2015. The 2015 Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the 2015 Term Loan Agreement, in each case, for an additional one-year term. The 2015 Term Loan Agreement provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof. As of March 31, 2017, there was $450 million outstanding under the 2015 Term Loan Agreement.

The 2015 Term Loan Agreement provides that outstanding borrowings bear interest at LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on our applicable credit ratings. As of March 31, 2017, the applicable margin for LIBOR-based borrowings under the 2015 Term Loan Agreement was 1.375% based on the Partnership’s credit ratings. As of March 31, 2017, the weighted average interest rate of the 2015 Term Loan Agreement was 2.15%.

The 2015 Term Loan Agreement contains substantially the same covenants as the Revolving Credit Facility.

Senior Notes

On March 9, 2017, the Partnership completed the public offering of $700 million 4.400% Senior Notes due 2027 (2027 Notes). The Partnership received net proceeds of approximately $691 million. The proceeds were used for general partnership purposes, including to repay amounts outstanding under the Revolving Credit Facility. The 2027 Notes had an unamortized discount of $3 million and unamortized debt expense of $6 million at March 31, 2017, resulting in an effective interest rate of 4.58% during the three months ended March 31, 2017.

In addition to the 2027 Notes, as of March 31, 2017, the Partnership’s debt included the 2019 Notes, 2024 Notes and 2044 Notes, which had $1 million of unamortized discount and $10 million of unamortized debt expense at March 31, 2017, resulting in effective interest rates of 2.58%, 4.02% and 5.08%, respectively, during the three months ended March 31, 2017.

As of March 31, 2017, the Partnership’s debt included EOIT’s $250 million 6.25% senior notes due March 2020 (the EOIT Senior Notes). The EOIT Senior Notes had $17 million of unamortized premium at March 31, 2017, resulting in an effective interest rate of 3.86%, during the three months ended March 31, 2017. These senior notes do not contain any financial covenants other than a limitation on liens. This limitation on liens is subject to certain exceptions and qualifications.

 As of March 31, 2017, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

(8) Derivative Instruments and Hedging Activities

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

As of March 31, 2017 and December 31, 2016, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of March 31, 2017 and December 31, 2016, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	March 31, 2017		December 31, 2016
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu(1)
Financial fixed futures/swaps	5	24	2	29
Financial basis futures/swaps	5	25	2	30
Physical purchases/sales	1	45	1	25
Crude oil (for condensate)— MBbl(2)
Financial Futures/swaps	—	390	—	540
Natural gas liquids— MBbl(3)
Financial Futures/swaps	—	1,563	60	1,133
____________________

(1)
As of March 31, 2017, 95.9% of the natural gas contracts had durations of one year or less and 4.1% had durations of more than one year and less than two years. As of December 31, 2016, 100.0% of the natural gas contracts had durations of one year or less.

(2)	As of March 31, 2017 and December 31, 2016, 100% of the crude oil (for condensate) contracts had durations of one year or less.

(3)
As of March 31, 2017, 51.1% of the natural gas liquids contracts had durations of one year or less and 48.9% had durations of more than one year and less than two years. As of December 31, 2016, 100% of the natural gas liquid contracts had durations of one year or less.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 that were not designated as hedging instruments for accounting purposes are as follows:

		March 31, 2017		December 31, 2016
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In millions)
Natural gas
Financial futures/swaps	Other Current/Other	$2	$8	$2	$22
Physical purchases/sales	Other Current/Other	1	—	—	1
Crude oil (for condensate)
Financial futures/swaps	Other Current/Other	1	1	—	3
Natural gas liquids
Financial Futures/swaps	Other Current/Other	—	3	—	8
Total gross derivatives (1)		$4	$12	$2	$34
_____________________

(1)	See Note 9 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

	Amounts Recognized in Income
	Three Months Ended March 31,
	2017	2016
	(In millions)
Natural gas
Financial futures/swaps gains (losses)	$11	$10
Physical purchases/sales gains (losses)	5	(4)
Crude oil (for condensate)
Financial futures/swaps gains (losses)	3	1
Natural gas liquids
Financial futures/swaps gains (losses)	2	(4)
Total	$21	$3

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended March 31, 2017 and 2016, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Change in fair value of derivatives	$24	$(8)
Realized gain (loss) on derivatives	(3)	11
Gain on derivative activity	$21	$3

 Credit-Risk Related Contingent Features in Derivative Instruments

Based upon the Partnership’s senior unsecured debt rating with Moody’s Investors Services or Standard & Poor’s Ratings Services, the Partnership could be required to provide credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of March 31, 2017, under these obligations, $1 million of cash collateral has been posted. Based on positions as of March 31, 2017, approximately $1 million of additional collateral may be required to be posted by the Partnership.

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended March 31, 2017, there were no transfers between levels.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short term nature and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Revolving Credit Facility (Level 2)	$—	$—	$636	$636
2015 Term Loan Agreement (Level 2)	450	450	450	450
2019 Notes (Level 2)	500	495	500	490
2024 Notes (Level 2)	599	584	599	564
2027 Notes (Level 2)	697	695	—	—
2044 Notes (Level 2)	550	503	550	467
EOIT Senior Notes (Level 2)	267	268	268	260

The fair value of the Partnership’s Revolving Credit Facility, 2015 Term Loan Agreement, EOIT Senior Notes, 2019 Notes, 2024 Notes, 2027 Notes and 2044 Notes is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of March 31, 2017, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

March 31, 2017	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$7	$—	$—
Significant other observable inputs (Level 2)	2	2	23	9
Unobservable inputs (Level 3)	—	3	—	—
Total fair value	4	12	23	9
Netting adjustments	—	—	—	—
Total	$4	$12	$23	$9

December 31, 2016	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$22	$—	$—
Significant other observable inputs (Level 2)	—	4	41	30
Unobservable inputs (Level 3)	—	8	—	—
Total fair value	2	34	41	30
Netting adjustments	—	—	—	—
Total	$2	$34	$41	$30
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by EOIT are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of March 31, 2017 and December 31, 2016.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $1 million and zero at March 31, 2017 and December 31, 2016, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $9 million and $5 million at March 31, 2017 and December 31, 2016, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Changes in Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in the fair value of our Level 3 commodity contracts between the periods presented.

Commodity Contracts
Natural gas liquids financial futures/swaps
(In millions)
Balance as of December 31, 2016	$(8)
Gains included in earnings	2
Settlements	3
Balance as of March 31, 2017	$(3)

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

	March 31, 2017
Product Group	Fair Value	Forward Curve Range
	(In millions)	(Per gallon)
Natural gas liquids	$(3)	$0.285 - $0.855

(10) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$14	$15
Income taxes, net of refunds	—	1
Non-cash transactions:
Accounts payable related to capital expenditures	20	42

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cash and cash equivalents	$17	$38
Restricted cash	14	—
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$31	$38

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

Gas Sales and Purchases Transactions

The Partnership sells natural gas volumes to affiliates of CenterPoint Energy and OGE Energy or purchases natural gas volumes from affiliates of CenterPoint Energy through a combination of forward, monthly and daily transactions. The Partnership enters into these physical natural gas transactions in the normal course of business based upon relevant market prices.

The Partnership’s revenues from affiliated companies accounted for 6% and 9% of total revenues during the three months ended March 31, 2017 and 2016, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Gas transportation and storage service revenue — CenterPoint Energy	$33	$33
Natural gas product sales — CenterPoint Energy	—	1
Gas transportation and storage service revenue — OGE Energy	9	9
Natural gas product sales — OGE Energy	—	1
Total revenues — affiliated companies	$42	$44

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$—
Cost of natural gas purchases — OGE Energy	3	2
Total cost of natural gas purchases — affiliated companies	$3	$2

Corporate services and seconded employee expense

As of March 31, 2017, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at $5 million in 2017 and at actual cost subject to a cap of $5 million in 2018 and thereafter, in the event of continued secondment.

Under the terms of the MFA, the Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under service agreements for an initial term that ended on April 30, 2016. The service agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice prior to the end of any extension. Additionally, the Partnership may terminate these service agreements at any time with 180 days’ notice, if approved by the Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2017 are $3 million and $4 million, respectively.

On November 1, 2016, the Partnership entered into a new lease with an affiliate of CenterPoint Energy pursuant to which the Partnership leases office space in Shreveport, Louisiana. The term of the lease was effective on October 1, 2016 and extends through December 31, 2019. The Partnership expects to incur approximately $3 million in rent and maintenance expenses through the end of the initial term of the lease. Prior to October 1, 2016, CenterPoint Energy provided the office space in Shreveport, Louisiana, under the services agreement. As of March 31, 2017, CenterPoint Energy continues to provide office and data center space to the Partnership in Houston, Texas, under the services agreement.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Corporate Services — CenterPoint Energy	$1	$2
Seconded Employee Costs — OGE Energy	7	9
Corporate Services — OGE Energy	1	2
Total corporate services and seconded employees expense	$9	$13

Series A Preferred Units

On February 18, 2016, the Partnership completed the private placement, with CenterPoint Energy, of 14,520,000 Series A Preferred Units representing limited partner interests in the Partnership for a cash purchase price of $25.00 per Series A Preferred Unit, resulting in proceeds of $362 million, net of issuance costs. See Note 4 for further discussion of the Series A Preferred Units.

Notes payable

On February 18, 2016, in connection with the private placement of the Series A Preferred Units, the Partnership redeemed $363 million of notes payable—affiliated companies payable to a subsidiary of CenterPoint Energy.

The Partnership recorded affiliated interest expense to CenterPoint Energy on notes payable—affiliated companies of zero and $1 million during the three months ended March 31, 2017 and 2016, respectively.

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

(13) Equity Based Compensation

The following table summarizes the Partnership’s compensation expense for the three months ended March 31, 2017 and 2016 related to performance units, restricted units, and phantom units for the Partnership’s employees and independent directors:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Performance units	$3	$1
Restricted units	—	1
Phantom units	1	—
Total compensation expense	$4	$2

Units Outstanding

The Partnership periodically grants performance units, restricted units, and phantom units to certain employees under the Enable Midstream Partners, LP Long Term Incentive Plan. A summary of the activity for the Partnership’s performance units, restricted units, and phantom units applicable to the Partnership’s employees at March 31, 2017 and changes during 2017 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units (1)	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit
	(In millions, except unit data)
Units Outstanding at December 31, 2016	1,969,107	$15.27	392,995	$20.74	643,604	$8.49
Granted	468,626	19.27	—	—	376,385	16.26
Vested	—	—	—	—	—	—
Forfeited	(18,217)	15.20	(3,194)	21.54	(3,580)	8.12
Units Outstanding at March 31, 2017	2,419,516	$16.05	389,801	$20.74	1,016,409	$11.37
Aggregate Intrinsic Value of Units Outstanding at March 31, 2017	$40		$7		$17
_____________________

(1)
Performance units outstanding as of March 31, 2017 include 336,322 units from the annual grant, which were approved by the Board of Directors in 2014. The results of the performance units were certified by the Compensation Committee in February 2017, at a 91.5% payout based on the level of achievement of a performance goal established by the Board of Directors over a performance period of April 11, 2014 through December 31, 2016. Additional information related to the performance goal is described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The reduction in outstanding units for a payout percentage of an amount other than 100% is not reflected above until the vesting date.

Unrecognized Compensation Cost

A summary of the Partnership’s unrecognized compensation cost for its non-vested performance units, restricted units, and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	March 31, 2017
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$21	1.78
Restricted Units	2	0.79
Phantom Units	9	2.30
Total	$32

As of March 31, 2017, there were 8,487,330 units available for issuance under the long term incentive plan.

(14) Reportable Segments

The Partnership’s determination of reportable segments considers the strategic operating units under which it manages sales, allocates resources and assesses performance of various products and services to customers in differing regulatory environments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies excerpt in the Partnership’s audited 2016 consolidated financial statements included in the Annual Report. The Partnership uses operating income as the measure of profit or loss for its reportable segments.

The Partnership’s assets and operations are organized into two reportable segments: (i) gathering and processing, which primarily provides natural gas and crude oil gathering and natural gas processing services to our producer customers, and (ii) transportation and storage, which provides interstate and intrastate natural gas pipeline transportation and storage service primarily to our producer, power plant, LDC and industrial end-user customers.

Financial data for reportable segments are as follows:

Three Months Ended March 31, 2017	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Product sales	$351	$153	$(118)	$386
Service revenue	140	141	(1)	280
Total Revenues	491	294	(119)	666
Cost of natural gas and natural gas liquids	286	140	(118)	308
Operation and maintenance, General and administrative	70	45	(1)	114
Depreciation and amortization	56	32	—	88
Taxes other than income tax	9	7	—	16
Operating income	$70	$70	$—	$140
Total assets	$7,460	$4,966	$(1,265)	$11,161
Capital expenditures	$51	$10	$—	$61

Three Months Ended March 31, 2016	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Product sales	$208	$106	$(69)	$245
Service revenue	125	140	(1)	264
Total Revenues	333	246	(70)	509
Cost of natural gas and natural gas liquids	165	99	(69)	195
Operation and maintenance, General and administrative	75	41	(1)	115
Depreciation and amortization	49	32	—	81
Taxes other than income tax	8	7	—	15
Operating income	$36	$67	$—	$103
Total assets as of December 31, 2016	$7,453	$4,963	$(1,204)	$11,212
Capital expenditures	$121	$9	$—	$130
_____________________

(1)	See Note 6 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three months ended March 31, 2017 and 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included herein and our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

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

Our primary business objective is to increase the cash available for distribution to our unitholders over time while maintaining our financial flexibility. Our business strategies for achieving this objective include capitalizing on organic growth opportunities associated with our strategically located assets and growing through accretive acquisitions and disciplined development. As part of these efforts, we continuously engage in discussions with new and existing customers regarding the development of potential projects to develop new midstream assets to support their needs as well as discussions with potential counterparties regarding opportunities to purchase or invest in complementary assets in new operating areas or midstream business lines. These growth, acquisition and development efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations.

Typically, we do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that the pace of discussions and negotiations regarding potential transactions is unpredictable and can advance or terminate in a short period of time.

Recent Developments

Issuance of Senior Notes

On March 9, 2017, the Partnership completed the public offering of $700 million 4.400% Senior Notes due 2027 (2027 Notes). The Partnership received net proceeds of approximately $691 million. The proceeds were used for general partnership purposes, including to repay amounts outstanding under the Revolving Credit Facility.

Commercial and Construction Update

Project Wildcat rich gas takeaway solution

The Partnership has entered into an agreement to deliver approximately 400 MMcf/d of rich natural gas from the Anadarko Basin to north Texas, providing a new market outlet for growing Anadarko Basin production. Project Wildcat is expected to provide access to the Texas intrastate natural gas markets, including the Tolar Hub, by contracting with an affiliate of Energy Transfer Partners, LP for 400 MMcf/d of firm processing capacity at the Godley Plant in Johnson County, Texas. The project is expected to be in service by the end of the second quarter of 2018. Even with the 400 MMcf/d of processing capacity provided by this project, the Partnership anticipates that there will be a need to resume construction of the previously announced Wildhorse Plant, though likely not before 2018.

EGT Expansion Project

In March 2017, EGT conducted a non-binding open season to solicit commitments for the Cana and STACK Expansion (CaSE) project, a system expansion providing firm transportation service for growing Anadarko Basin production. The project’s foundation shipper, Newfield Exploration Company, has entered into a 205,000 Dth/d firm natural gas transportation agreement with EGT. The 10-year contract is expected to start at an initial capacity of 45,000 Dth/d in early 2018 and grow to the full contracted capacity by the fourth quarter of 2018.

CenterPoint Strategic Review

In July 2016, CenterPoint Energy and its wholly owned subsidiary, CenterPoint Energy Resources Corp. (CERC), provided a notice under Enable’s Fourth Amended and Restated Agreement of Limited Partnership and Enable GP’s Third Amended and Restated Limited Liability Company Agreement (the First Notice) to OGE Energy of CenterPoint Energy’s intention to solicit offers from unrelated third parties to acquire all or a portion of the common units and subordinated units of Enable owned by CERC and all of the membership interests of Enable GP owned by CERC. In January 2017, CenterPoint Energy and CERC provided a second notice (the Second Notice) to OGE Energy of CenterPoint Energy’s solicitation of offers from unrelated third parties to acquire all or any portion of the common units and subordinated units of Enable owned by CERC and all of the membership interests of the general partner of Enable owned by CERC.

In August 2016, in response to the First Notice, and again in February 2017, in response to the Second Notice, respectively, OGE Energy submitted to CenterPoint Energy proposals (the Proposals) to acquire, in conjunction with a third party, all of CERC’s membership interests in Enable GP and all of the common units and subordinated units of Enable owned by CERC. In February 2017, CenterPoint Energy stated that it continues to evaluate strategic alternatives for its investment in us, including evaluating OGE Energy’s Proposals, evaluating a spin-off, continuing discussions with third parties regarding other sales or dispositions of CenterPoint Energy’s interests and, if none of these options achieve its strategic objectives, maintaining its investment in us.

Results of Operations

The following tables summarize the key components of our results of operations for the three months ended March 31, 2017 and 2016.

Three Months Ended March 31, 2017	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$351	$153	$(118)	$386
Service revenue	140	141	(1)	280
Total Revenues	491	294	(119)	666
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	286	140	(118)	308
Gross margin (1)	205	154	(1)	358
Operation and maintenance, General and administrative	70	45	(1)	114
Depreciation and amortization	56	32	—	88
Taxes other than income tax	9	7	—	16
Operating income	$70	$70	$—	$140
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Three Months Ended March 31, 2016	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$208	$106	$(69)	$245
Service revenue	125	140	(1)	264
Total Revenues	333	246	(70)	509
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	165	99	(69)	195
Gross margin (1)	168	147	(1)	314
Operation and maintenance, General and administrative	75	41	(1)	115
Depreciation and amortization	49	32	—	81
Taxes other than income tax	8	7	—	15
Operating income	$36	$67	$—	$103
Equity in earnings of equity method affiliate	$—	$7	$—	$7
 _____________________

(1)	Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended March 31,
	2017	2016
Operating Data:
Gathered volumes—TBtu	296	278
Gathered volumes—TBtu/d	3.29	3.05
Natural gas processed volumes—TBtu	168	162
Natural gas processed volumes—TBtu/d	1.87	1.78
NGLs produced—MBbl/d(1)	79.76	73.47
NGLs sold—MBbl/d(1)(2)	78.65	76.31
Condensate sold—MBbl/d	5.47	6.45
Crude Oil—Gathered volumes—MBbl/d	21.18	28.85
Transported volumes—TBtu	493	465
Transported volumes—TBtu/d	5.48	5.11
Interstate firm contracted capacity—Bcf/d	7.23	7.17
Intrastate average deliveries—TBtu/d	1.84	1.68
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended March 31,
	2017	2016
Anadarko
Gathered volumes—TBtu/d	1.75	1.61
Natural gas processed volumes—TBtu/d	1.54	1.41
NGLs produced—MBbl/d(1)	67.30	58.58
Arkoma
Gathered volumes—TBtu/d	0.57	0.62
Natural gas processed volumes—TBtu/d	0.10	0.10
NGLs produced—MBbl/d(1)	4.85	4.94
Ark-La-Tex
Gathered volumes—TBtu/d	0.97	0.82
Natural gas processed volumes—TBtu/d	0.23	0.27
NGLs produced—MBbl/d(1)	7.61	9.95
 _____________________

(1)	Excludes condensate.

Gathering and Processing

Three months ended March 31, 2017 compared to three months ended March 31, 2016. Our gathering and processing segment reported operating income of $70 million in the three months ended March 31, 2017 compared to operating income of $36 million in the three months ended March 31, 2016. The difference of $34 million in operating income between periods was primarily due to a $37 million increase in gross margin and a $5 million decrease in operation and maintenance and general and administrative expenses. This was partially offset by a $7 million increase in depreciation and amortization and a $1 million increase in taxes other than income tax during the three months ended March 31, 2017.

Our gathering and processing segment revenues increased $158 million. The increase was primarily due to a $93 million increase in revenues from NGL sales resulting from higher average NGL prices, a $43 million increase in revenues from sales of natural gas as a result of higher average natural gas prices, a $16 million increase in revenue from changes to the fair value of condensate and NGL derivatives and a $6 million increase in natural gas gathering revenues due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins.

Our gathering and processing segment gross margin increased $37 million. The increase was primarily due to a $16 million increase in gathering margin due to increased gathered volumes in the Anadarko and Ark-La-Tex Basins, a $16 million increase in gross margin from changes in the fair value of condensate and NGL derivatives, an $11 million increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin offset by lower processed volumes in the Ark-La-Tex Basin, a $2 million increase in natural gas sales due to higher average natural gas prices and a $1 million increase due to increased water transportation services in the Williston Basin. These increases were partially offset by a $9 million decrease in the imbalance receivable associated with our annual fuel rate determination in 2016.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $5 million. The decrease was primarily due to a $2 million decrease in allowance for doubtful accounts, a $2 million decrease in various other operating costs, a $1 million reduction in equipment rentals and a $1 million reduction in information technology- related costs. These decreases were partially offset by $1 million in increased payroll-related costs.

Our gathering and processing segment depreciation and amortization increased $7 million due to additional assets placed in-service.

Our gathering and processing segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in-service.

Transportation and Storage

Three months ended March 31, 2017 compared to three months ended March 31, 2016. Our transportation and storage segment reported operating income of $70 million in the three months ended March 31, 2017 compared to operating income of $67 million in the three months ended March 31, 2016. The difference of $3 million in operating income between periods was primarily due to a $7 million increase in gross margin offset by a $4 million increase in operation and maintenance and general and administrative expenses for the three months ended March 31, 2017.

Our transportation and storage segment revenues increased $48 million. The increase was primarily due to a $28 million increase in revenues from higher natural gas sales associated with higher sales volumes and higher average sales prices and a $16 million increase in revenues from changes in the fair value of natural gas derivatives.

Our transportation and storage segment gross margin increased $7 million. The increase was primarily due to a $16 million increase in gross margin from changes in the fair value of natural gas derivatives, an increase of $3 million in firm transportation margins, a $2 million increase in off-system transportation margins and a $2 million increase in NGL sales due to an increase in prices. These increases were partially offset by a $15 million decrease in system management activities and a $1 million decrease in margins on transportation services for LDCs.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $4 million. The increase was primarily due to a $3 million increase in payroll-related costs and a $1 million increase in various other operating costs.

Condensed Consolidated Interim Information

	Three Months Ended March 31,
	2017	2016
	(In millions)
Operating Income	$140	$103
Other Income (Expense):
Interest expense	(27)	(23)
Equity in earnings of equity method affiliate	7	7
Other, net	1	—
Total Other Expense	(19)	(16)
Income Before Income Taxes	121	87
Income tax expense	1	1
Net Income	$120	$86
Less: Net income attributable to noncontrolling interest	—	—
Net Income Attributable to Limited Partners	$120	$86
Less: Series A Preferred Unit distributions	9	—
Net Income Attributable to Common and Subordinated Units	$111	$86

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Net Income attributable to limited partners. We reported net income attributable to limited partners of $120 million in the three months ended March 31, 2017 compared to net income attributable to limited partners of $86 million in the three months ended March 31, 2016. The increase in net income attributable to limited partners of $34 million was primarily attributable to an increase in operating income of $37 million and an increase in other income of $1 million, partially offset by an increase in interest expense of $4 million in the three months ended March 31, 2017.

Interest Expense. Interest expense increased $4 million primarily due to higher interest rates on the Partnership’s outstanding debt.

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

	Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$386	$245
Service revenue	280	264
Total Revenues	666	509
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	308	195
Gross margin	$358	$314

Reportable Segments
Gathering and Processing
Product sales	$351	$208
Service revenue	140	125
Total Revenues	491	333
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	286	165
Gross margin	$205	$168

Transportation and Storage
Product sales	$153	$106
Service revenue	141	140
Total Revenues	294	246
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	140	99
Gross margin	$154	$147

The following table shows the components of our gross margin for the three months ended March 31, 2017:

	Fee-Based
	Demand/ Commitment/ Guaranteed Return	Volume Dependent	Commodity- Based	Total
Three Months Ended March 31, 2017
Gathering and Processing Segment	26%	43%	31%	100%
Transportation and Storage Segment	84%	4%	12%	100%
Partnership Weighted Average	50%	27%	23%	100%

	Three Months Ended March 31,
	2017	2016
	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$120	$86
Depreciation and amortization expense	88	81
Interest expense, net of interest income	27	23
Income tax expense	1	1
Distributions received from equity method affiliate in excess of equity earnings	4	13
Non-cash equity based compensation	4	2
Change in fair value of derivatives	(24)	8
Other non-cash losses(1)	1	1
Adjusted EBITDA	$221	$215
Series A Preferred Unit distributions(2)	(9)	(4)
Adjusted interest expense(3)	(27)	(23)
Maintenance capital expenditures	(14)	(13)
Current income taxes	—	(1)
DCF	$171	$174

Distributions related to common and subordinated unitholders(4)	$137	$134

Distribution coverage ratio	1.25	1.30
____________________

(1)	Other non-cash losses includes loss on sale of assets and write-downs of materials and supplies.

(2)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three months ended March 31, 2017 and 2016. The March 31, 2016 amount represents the prorated quarterly cash distribution on the Series A Preferred Units declared on April 26, 2016. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(3)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(4)
Represents cash distributions declared for common and subordinated units outstanding as of each respective period.  Amounts for 2017 reflect estimated cash distributions for common and subordinated units outstanding for the quarter ended March 31, 2017.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$156	$117
Interest expense, net of interest income	27	23
Income tax expense	1	1
Deferred income tax (expense) benefit	(1)	—
Changes in operating working capital which (provided) used cash:
Accounts receivable	(10)	(24)
Accounts payable	55	87
Other, including changes in noncurrent assets and liabilities	12	(11)
Return of investment in equity method affiliate	4	13
Change in fair value of derivatives	(24)	8
Other non-cash losses(1)	1	1
Adjusted EBITDA	$221	$215
____________________

(1)	Other non-cash losses includes loss on sale of assets and write-downs of materials and supplies.

	Three Months Ended March 31,
	2017	2016
	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest Expense	$27	$23
Amortization of premium on long-term debt	1	1
Amortization of debt expense and discount	(1)	(1)
Adjusted interest expense	$27	$23

Liquidity and Capital Resources

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of March 31, 2017, we had a working capital surplus of $96 million. We utilize our revolving credit facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Net cash provided by operating activities	$156	$117
Net cash used in investing activities	$(56)	$(117)
Net cash provided by (used in) financing activities	$(92)	$34

Operating Activities

The increase of $39 million, or 33%, in net cash provided by operating activities for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to an increase in net income of $34 million and a $10 million increase in other non-cash items, partially offset by a $5 million decrease in timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Investing Activities

The decrease of $61 million, or 52%, in net cash used in investing activities for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to lower capital expenditures of $69 million as well as a decrease in return of investment in equity method affiliate of $9 million.

Financing Activities

Net cash provided by (used in) financing activities decreased $126 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Our primary financing activities consist of the following:

	Three Months Ended March 31,
	2017	2016
	(In millions)
Proceeds from 2027 Notes, net of issuance costs	$691	$—
Net (repayments) proceeds from Revolving Credit Facility	(636)	405
Repayments from commercial paper program	—	(236)
Repayment of notes payable—affiliated companies	—	(363)
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	362
Distributions	(147)	(134)

Please see Note 7, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of March 31, 2017, our sources of liquidity included:

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

Distributions

On May 2, 2017, the board of directors of Enable GP declared a quarterly cash distribution of $0.318 per common unit on all of the Partnership’s outstanding common and subordinated units for the period ended March 31, 2017. The distributions will be paid May 30, 2017 to unitholders of record as of the close of business on May 23, 2017. Additionally, the board of directors of Enable GP declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid May 12, 2017 to unitholders of record as of the close of business on May 2, 2017.

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

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended March 31, 2017 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including volatility in commodity prices and interest rates.

Commodity Price Risk

While we generate a substantial portion of our gross margin pursuant to fee-based contracts that include minimum volume commitments and/or demand fees, we are also directly and indirectly exposed to changes in the prices of natural gas, condensate and NGLs. The Partnership utilizes derivatives and forward commodity sales to mitigate the effects of price changes. We do not enter into risk management contracts for speculative purposes. For further information regarding our derivatives, see Note 8.

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 15% of our total gross margin for the twelve months ending December 31, 2017 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next nine months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $7 million for natural gas and ethane and $8 million for NGLs, excluding ethane, and condensate, excluding the impact of hedges, for the remaining nine months ending December 31, 2017.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is substantially comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility, 2015 Term Loan Agreement and any issuances under our commercial paper program are at a variable interest rate and expose us to the risk of increasing interest rates. Based upon the $450 million outstanding borrowings under the 2015 Term Loan Agreement as of March 31, 2017, and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on such evaluation, our management has concluded that, as of March 31, 2017, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, the Partnership completed the implementation of a gathering and processing gas settlement, allocation and accounting system. The system was implemented by the Partnership to improve standardization and not in response to a deficiency in internal control over financial reporting. Management believes the implementation of the system and related changes to internal controls will enhance the Partnership's internal controls over financial reporting. Management believes the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 12 - Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report. No other material changes to such risk factors have occurred during the three months ended March 31, 2017.

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
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
4.5	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
4.6	Second Supplemental Indenture, dated as of March 9, 2017, by and among Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed March 9, 2017	File No. 001-36413	Exhibit 4.2
*10.1	Enable Midstream Partners, LP Long Term Incentive Plan	Registrant’s registration statement on Form S-8, filed on April 11, 2014	File No. 333-195226	Exhibit 4.3
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	May 3, 2017	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)