Form 10-Q
period 2017-06-30
Enable Midstream Partners, LP
filed 2017-08-01
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 14, 2017, there were 224,702,072 common units and 207,855,430 subordinated units outstanding.

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

i

GLOSSARY OF TERMS

Adjusted EBITDA.
A non-GAAP measure calculated as net income attributable to limited partners plus depreciation and amortization expense, interest expense, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity-based compensation, impairments, changes in fair value of derivatives, noncontrolling interest share of Adjusted EBITDA and certain other non-cash gains and losses (including gains and losses on sales of assets and write-downs of materials and supplies).

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
ATM Program.
ATM Equity Offering Sales Agreement entered into on May 12, 2017 in connection with an at-the-market program, under which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million in quantities, by sales methods and at prices determined by market conditions and other factors at the time of such sales.

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

FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “could,” “will,” “should,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Without limiting the generality of the foregoing, forward-looking statements contained in this report include our expectations of plans, strategies, objectives, growth, the termination of the subordination period and anticipated financial and operational performance, including revenue projections, capital expenditures and tax position. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 11)):
Product sales	$354	$266	$740	$511
Service revenue	272	263	552	527
Total Revenues	626	529	1,292	1,038
Cost and Expenses (including expenses from affiliates (Note 11)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	279	254	587	449
Operation and maintenance	97	93	186	188
General and administrative	23	27	48	47
Depreciation and amortization	89	83	177	164
Taxes other than income taxes	16	15	32	30
Total Cost and Expenses	504	472	1,030	878
Operating Income	122	57	262	160
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 11))	(31)	(25)	(58)	(48)
Equity in earnings of equity method affiliate	7	7	14	14
Other, net	(1)	—	—	—
Total Other Expense	(25)	(18)	(44)	(34)
Income Before Income Taxes	97	39	218	126
Income tax expense	1	—	2	1
Net Income	$96	$39	$216	$125
Less: Net income attributable to noncontrolling interest	1	—	1	—
Net Income Attributable to Limited Partners	$95	$39	$215	$125
Less: Series A Preferred Unit distributions (Note 4)	9	4	18	4
Net Income Attributable to Common and Subordinated Units (Note 3)	$86	$35	$197	$121

Basic earnings per unit (Note 3)
Common units	$0.20	$0.08	$0.45	$0.29
Subordinated units	$0.20	$0.08	$0.46	$0.29
Diluted earnings per unit (Note 3)
Common units	$0.20	$0.08	$0.45	$0.28
Subordinated units	$0.20	$0.08	$0.46	$0.29

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In millions)
Current Assets:
Cash and cash equivalents	$7	$6
Restricted cash	14	17
Accounts receivable, net of allowance for doubtful accounts	220	249
Accounts receivable—affiliated companies	14	13
Inventory	42	41
Gas imbalances	23	41
Other current assets	31	29
Total current assets	351	396
Property, Plant and Equipment:
Property, plant and equipment	11,699	11,567
Less accumulated depreciation and amortization	1,571	1,424
Property, plant and equipment, net	10,128	10,143
Other Assets:
Intangible assets, net	293	306
Investment in equity method affiliate	324	329
Other	35	38
Total other assets	652	673
Total Assets	$11,131	$11,212
Current Liabilities:
Accounts payable	$140	$181
Accounts payable—affiliated companies	3	3
Taxes accrued	38	30
Gas imbalances	9	35
Other	108	113
Total current liabilities	298	362
Other Liabilities:
Accumulated deferred income taxes, net	11	10
Regulatory liabilities	20	19
Other	34	34
Total other liabilities	65	63
Long-Term Debt	3,046	2,993
Commitments and Contingencies (Note 12)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at June 30, 2017 and December 31, 2016)	362	362
Common units (224,700,966 issued and outstanding at June 30, 2017 and 224,535,454 issued and outstanding at December 31, 2016, respectively)	3,702	3,737
Subordinated units (207,855,430 issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	3,646	3,683
Noncontrolling interest	12	12
Total Partners’ Equity	7,722	7,794
Total Liabilities and Partners’ Equity	$11,131	$11,212

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In millions)
Cash Flows from Operating Activities:
Net income	$216	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177	164
Deferred income taxes	2	—
Loss on sale/retirement of assets	5	7
Equity in earnings of equity method affiliate	(14)	(14)
Return on investment in equity method affiliate	14	14
Equity-based compensation	8	5
Amortization of debt costs and discount (premium)	(1)	(1)
Changes in other assets and liabilities:
Accounts receivable, net	29	20
Accounts receivable—affiliated companies	(1)	2
Inventory	(1)	9
Gas imbalance assets	18	4
Other current assets	(2)	(1)
Other assets	3	1
Accounts payable	(46)	(79)
Accounts payable—affiliated companies	—	(5)
Gas imbalance liabilities	(26)	(15)
Other current liabilities	3	48
Other liabilities	(2)	5
Net cash provided by operating activities	382	289
Cash Flows from Investing Activities:
Capital expenditures	(148)	(221)
Proceeds from sale of assets	1	—
Return of investment in equity method affiliate	5	13
Net cash used in investing activities	(142)	(208)
Cash Flows from Financing Activities:
Proceeds from long term debt, net of issuance costs	691	—
Proceeds from revolving credit facility	394	693
Repayment of revolving credit facility	(1,030)	(261)
Decrease in short-term debt	—	(236)
Repayment of notes payable—affiliated companies	—	(363)
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	362
Distributions	(296)	(274)
Cash taxes paid for employee equity-based compensation	(1)	—
Net cash used in financing activities	(242)	(79)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(2)	2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23	4
Cash, Cash Equivalents and Restricted Cash at End of Period	$21	$6

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Series A Preferred Units		Common Units		Subordinated Units		Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Units	Value	Value	Value
	(In millions)
Balance as of December 31, 2015	—	$—	214	$3,714	208	$3,805	$12	$7,531
Net income	—	4	—	62	—	59	—	125
Issuance of Series A Preferred Units	15	362	—	—	—	—	—	362
Distributions	—	(4)	—	(137)	—	(132)	(1)	(274)
Equity-based compensation, net of units for employee taxes	—	—	—	5	—	—	—	5
Balance as of June 30, 2016	15	$362	214	$3,644	208	$3,732	$11	$7,749

Balance as of December 31, 2016	15	$362	224	$3,737	208	$3,683	$12	$7,794
Net income	—	18	—	102	—	95	1	216
Distributions	—	(18)	—	(144)	—	(132)	(1)	(295)
Equity-based compensation, net of units for employee taxes	—	—	—	7	—	—	—	7
Balance as of June 30, 2017	15	$362	224	$3,702	208	$3,646	$12	$7,722

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a Delaware limited partnership formed on May 1, 2013 by CenterPoint Energy, OGE Energy and ArcLight. The Partnership’s assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. The gathering and processing segment primarily provides natural gas and crude oil gathering and natural gas processing services to our producer customers. The transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers. The Partnership’s natural gas gathering and processing assets are primarily located in Oklahoma, Texas, Arkansas and Louisiana and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Crude oil gathering assets are located in North Dakota and serve crude oil production in the Bakken Shale formation of the Williston Basin. The Partnership’s natural gas transportation and storage assets consist primarily of an interstate pipeline system extending from western Oklahoma and the Texas Panhandle to Louisiana, an interstate pipeline system extending from Louisiana to Illinois, an intrastate pipeline system in Oklahoma, and our investment in SESH, an interstate pipeline extending from Louisiana to Alabama.

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

As of June 30, 2017, CenterPoint Energy held approximately 54.1% of the Partnership’s common and subordinated units, or 94,151,707 common units and 139,704,916 subordinated units, and OGE Energy held approximately 25.7% of the Partnership’s common and subordinated units, or 42,832,291 common units and 68,150,514 subordinated units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. See Note 4 for further information related to the Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s General Partner (Enable GP) on an annual or continuing basis and may not remove Enable GP without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of June 30, 2017, the Partnership owned a 50% interest in SESH. See Note 6 for further discussion of SESH.

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

Restricted Cash

Restricted cash consists of cash which is restricted by agreements with third parties. The Condensed Consolidated Balance Sheets have $14 million and $17 million of restricted cash as of June 30, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, management evaluates our customers’ financial strength based on aging of accounts receivable, payment history, and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to historical bad debt write-offs, the aging of receivables and specific customer circumstances that may impact their ability to pay the amounts due. Based on this review, management determined that a $4 million and $3 million allowance for doubtful accounts was required as of June 30, 2017 and December 31, 2016, respectively.

(2) New Accounting Pronouncements

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

(3) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per unit data)
Net income	$96	$39	$216	$125
Net income attributable to noncontrolling interest	1	—	1	—
Series A Preferred Unit distribution	9	4	18	4
General partner interest in net income	—	—	—	—
Net income available to common and subordinated unitholders	$86	$35	$197	$121

Net income allocable to common units	$45	$18	$102	$61
Net income allocable to subordinated units	41	17	95	60
Net income available to common and subordinated unitholders	$86	$35	$197	$121

Net income allocable to common units	$45	$18	$102	$61
Dilutive effect of Series A Preferred Unit distributions	—	—	—	4
Diluted net income allocable to common units	45	18	102	65
Diluted net income allocable to subordinated units	41	17	95	60
Total	$86	$35	$197	$125

Basic weighted average number of outstanding
Common units(1)	225	214	225	214
Subordinated units	208	208	208	208
Total	433	422	433	422

Basic earnings per unit
Common units	$0.20	$0.08	$0.45	$0.29
Subordinated units	$0.20	$0.08	$0.46	$0.29

Basic weighted average number of outstanding common units	225	214	225	214
Dilutive effect of Series A Preferred Units	—	—	—	20
Dilutive effect of performance units	1	1	1	—
Diluted weighted average number of outstanding common units	226	215	226	234
Diluted weighted average number of outstanding subordinated units	208	208	208	208
Total	434	423	434	442

Diluted earnings per unit
Common units	$0.20	$0.08	$0.45	$0.28
Subordinated units	$0.20	$0.08	$0.46	$0.29
____________________

(1)	Basic weighted average number of outstanding common units for the three and six months ended June 30, 2017 includes approximately one million time-based phantom units.

The dilutive effect of the unit-based awards discussed in Note 13 was less than $0.01 per unit during each of the three and six months ended June 30, 2017 and 2016.

(4) Partners’ Equity

The Partnership Agreement requires that, within 60 days after the end of each quarter, the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to unitholders of record on the applicable record date.

The Partnership paid or has authorized payment of the following cash distributions to common and subordinated unitholders during 2016 and 2017 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2017(1)	August 22, 2017	August 29, 2017	$0.318	$138
March 31, 2017	May 23, 2017	May 30, 2017	$0.318	$137
December 31, 2016	February 21, 2017	February 28, 2017	$0.318	$137
September 30, 2016	November 14, 2016	November 22, 2016	$0.318	$134
June 30, 2016	August 16, 2016	August 23, 2016	$0.318	$134
March 31, 2016	May 6, 2016	May 13, 2016	$0.318	$134
December 31, 2015	February 2, 2016	February 12, 2016	$0.318	$134
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on July 31, 2017, to be paid on August 29, 2017, to common and subordinated unitholders of record at the close of business on August 22, 2017.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2016 and 2017 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2017(1)	July 31, 2017	August 14, 2017	$0.625	$9
March 31, 2017	May 2, 2017	May 12, 2017	$0.625	$9
December 31, 2016	February 10, 2017	February 15, 2017	$0.625	$9
September 30, 2016	November 1, 2016	November 14, 2016	$0.625	$9
June 30, 2016	August 2, 2016	August 12, 2016	$0.625	$9
March 31, 2016 (2)	May 6, 2016	May 13, 2016	$0.2917	$4
_____________________

(1)
The board of directors of Enable GP declared a $0.625 per Series A Preferred Unit cash distribution on July 31, 2017, to be paid on August 14, 2017, to Series A Preferred unitholders of record at the close of business on July 31, 2017.

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

Subordinated Units

General

As of June 30, 2017, all subordinated units are held by CenterPoint Energy and OGE Energy. These units are considered subordinated because for a period of time, defined by the Partnership Agreement as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received distributions of available cash each quarter from operating surplus in an amount equal to the minimum quarterly distribution, plus any arrearages on minimum quarterly distributions on the common units from prior quarters. In addition, the subordinated units are not entitled to arrearages on minimum quarterly distributions. On the expiration of the subordination period, the subordinated units will convert to common units on a one-for-one basis.

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

Expiration of Subordination Period

The Partnership expects that the financial tests required for conversion of all subordinated units will have been met, the subordination period will end and all subordinated units will convert into common units on the first business day following the payment of the cash distribution for common and subordinated units for the second quarter of 2017. Accordingly, the 207,855,430 outstanding subordinated units will convert into common units on a one-for-one basis on August 30, 2017. At conversion, holders of common units resulting from the conversion of subordinated units will have all the rights and obligations of unitholders holding all other common units, including the right to receive pro rata distributions made with respect to common units. The conversion of the subordinated units will not change the aggregate amount of outstanding units, and the Partnership does not anticipate that the conversion of the subordinated units will impact the amount of cash available for distribution by the Partnership.

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

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the three and six months ended June 30, 2017, the Partnership sold an aggregate of 18,500 common units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 of commissions). The Partnership incurred approximately $345,000 of expenses associated with the filing of the registration statements for the ATM Program. The proceeds were used for general partnership purposes.

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

(5) Assessing Impairment of Long-lived Assets (including Intangible Assets)

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The Partnership recorded no impairments to long-lived assets in the three and six months ended June 30, 2017 or 2016. Based upon review of forecasted undiscounted cash flows, none of the asset groups were at risk of failing step one of the impairment test. Commodity price declines, throughput declines, cost increases, regulatory or political environment changes, and other changes in market conditions could reduce forecast undiscounted cash flows.

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

The Partnership shares operations of SESH with Spectra Energy Partners, LP under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $6 million and $5 million during the three months ended June 30, 2017 and 2016, respectively, and $11 million and $9 million during the six months ended June 30, 2017 and 2016, respectively, associated with these service agreements.

Equity in Earnings of Equity Method Affiliate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
SESH	$7	$7	$14	$14

Distributions from Equity Method Affiliate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
SESH (1)	$8	$7	$19	$27
___________________

(1)
Distributions from equity method affiliate includes a $7 million and $7 million return on investment and a $1 million and zero return of investment for the three months ended June 30, 2017 and 2016, respectively. Distributions from equity method affiliate includes a $14 million and $14 million return on investment and a $5 million and $13 million return of investment for the six months ended June 30, 2017 and 2016, respectively.

Summarized financial information of SESH:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Income Statements:
Revenues	$28	$28	$56	$57
Operating income	$18	$18	$35	$37
Net income	$13	$14	$26	$28

(7) Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Outstanding Principal	Premium (Discount)	Total Debt	Outstanding Principal	Premium (Discount)	Total Debt
	(In millions)
Revolving Credit Facility	$—	$—	$—	$636	$—	$636
2015 Term Loan Agreement	450	—	450	450	—	450
2019 Notes	500	—	500	500	—	500
2024 Notes	600	—	600	600	(1)	599
2027 Notes	700	(3)	697	—	—	—
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	15	265	250	18	268
Total debt	$3,050	$12	$3,062	$2,986	$17	$3,003
Less: Unamortized debt expense (1)			16			10
Total long-term debt			$3,046			$2,993
____________________

(1)
As of June 30, 2017 and December 31, 2016, there was an additional $4 million and $5 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other long-term assets, not included above.

Revolving Credit Facility

On June 18, 2015, the Partnership entered into the $1.75 billion Revolving Credit Facility, which matures on June 18, 2020, subject to an extension option, which may be exercised two times to extend the term of the Revolving Credit facility, in each case, for an additional one-year term. As of June 30, 2017, there were no principal advances and $3 million in letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of June 30, 2017, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of June 30, 2017, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There was no amount outstanding under our commercial paper program at each of June 30, 2017 and December 31, 2016. On February 2, 2016, Standard & Poor’s Ratings Services lowered its credit rating on the Partnership from an investment grade rating to a non-investment grade rating. The short-term rating on the Partnership was also reduced from an investment grade rating to a non-investment grade rating. As a result of the downgrade, the Partnership repaid its outstanding borrowings under the commercial paper program upon maturity and did not issue any additional commercial paper.

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement, providing for an unsecured three-year $450 million term loan agreement (2015 Term Loan Agreement). The entire $450 million principal amount of the 2015 Term Loan Agreement was borrowed by the Partnership on July 31, 2015. The 2015 Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the 2015 Term Loan Agreement, in each case, for an additional one-year term. The 2015 Term Loan Agreement provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof. As of June 30, 2017, there was $450 million outstanding under the 2015 Term Loan Agreement.

The 2015 Term Loan Agreement provides that outstanding borrowings bear interest at LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on our applicable credit ratings. As of June 30, 2017, the applicable margin for LIBOR-based borrowings under the 2015 Term Loan Agreement was 1.375% based on the Partnership’s credit ratings. As of June 30, 2017, the weighted average interest rate of the 2015 Term Loan Agreement was 2.27%.

Senior Notes

On March 9, 2017, the Partnership completed the public offering of $700 million 4.400% Senior Notes due 2027 (2027 Notes). The Partnership received net proceeds of approximately $691 million. The proceeds were used for general partnership purposes, including to repay amounts outstanding under the Revolving Credit Facility. The 2027 Notes had an unamortized discount of $3 million and unamortized debt expense of $6 million at June 30, 2017, resulting in an effective interest rate of 4.58% during the six months ended June 30, 2017.

In addition to the 2027 Notes, as of June 30, 2017, the Partnership’s debt included the 2019 Notes, 2024 Notes and 2044 Notes, which had $10 million of unamortized debt expense at June 30, 2017, resulting in effective interest rates of 2.58%, 4.02% and 5.08%, respectively, during the six months ended June 30, 2017.

As of June 30, 2017, the Partnership’s debt included EOIT’s $250 million 6.25% senior notes due March 2020 (the EOIT Senior Notes). The EOIT Senior Notes had $15 million of unamortized premium at June 30, 2017, resulting in an effective interest rate of 3.83%, during the six months ended June 30, 2017. These senior notes do not contain any financial covenants other than a limitation on liens. This limitation on liens is subject to certain exceptions and qualifications.

 As of June 30, 2017, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

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

As of June 30, 2017 and December 31, 2016, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of June 30, 2017 and December 31, 2016, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	June 30, 2017		December 31, 2016
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu(1)
Financial fixed futures/swaps	17	21	2	29
Financial basis futures/swaps	17	25	2	30
Physical purchases/sales	2	50	1	25
Crude oil (for condensate)— MBbl(2)
Financial Futures/swaps	—	330	—	540
Natural gas liquids— MBbl(3)
Financial Futures/swaps	—	1,310	60	1,133
____________________

(1)
As of June 30, 2017, 67.0% of the natural gas contracts had durations of one year or less, 14.2% had durations of more than one year and less than two years and 18.8% had durations of more than two years. As of December 31, 2016, 100.0% of the natural gas contracts had durations of one year or less.

(2)	As of June 30, 2017 and December 31, 2016, 100% of the crude oil (for condensate) contracts had durations of one year or less.

(3)
As of June 30, 2017, 61.1% of the natural gas liquids contracts had durations of one year or less and 38.9% had durations of more than one year and less than two years. As of December 31, 2016, 100% of the natural gas liquid contracts had durations of one year or less.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 that were not designated as hedging instruments for accounting purposes are as follows:

		June 30, 2017		December 31, 2016
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In millions)
Natural gas
Financial futures/swaps	Other Current/Other	$4	$3	$2	$22
Physical purchases/sales	Other Current/Other	2	—	—	1
Crude oil (for condensate)
Financial futures/swaps	Other Current/Other	2	—	—	3
Natural gas liquids
Financial Futures/swaps	Other Current/Other	—	2	—	8
Total gross derivatives (1)		$8	$5	$2	$34
_____________________

(1)	See Note 9 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Natural gas
Financial futures/swaps gains (losses)	$5	$(21)	$16	$(11)
Physical purchases/sales gains (losses)	2	(4)	7	(8)
Crude oil (for condensate)
Financial futures/swaps gains (losses)	2	(4)	5	(3)
Natural gas liquids
Financial futures/swaps gains (losses)	—	(5)	2	(9)
Total	$9	$(34)	$30	$(31)

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended June 30, 2017 and 2016, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Change in fair value of derivatives	$11	$(39)	$35	$(47)
Realized gain (loss) on derivatives	(2)	5	(5)	16
Gain (loss) on derivative activity	$9	$(34)	$30	$(31)

 Credit-Risk Related Contingent Features in Derivative Instruments

Based upon the Partnership’s senior unsecured debt rating with Moody’s Investors Services or Standard & Poor’s Ratings Services, the Partnership could be required to provide credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of June 30, 2017, under these obligations, no cash collateral has been posted and no additional collateral may be required to be posted by the Partnership.

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended June 30, 2017, there were no transfers between levels.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-Term Debt
Revolving Credit Facility (Level 2)	$—	$—	$636	$636
2015 Term Loan Agreement (Level 2)	450	450	450	450
2019 Notes (Level 2)	500	496	500	490
2024 Notes (Level 2)	600	595	599	564
2027 Notes (Level 2)	697	705	—	—
2044 Notes (Level 2)	550	521	550	467
EOIT Senior Notes (Level 2)	265	264	268	260

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of June 30, 2017, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

June 30, 2017	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$4	$3	$—	$—
Significant other observable inputs (Level 2)	4	—	22	7
Unobservable inputs (Level 3)	—	2	—	—
Total fair value	8	5	22	7
Netting adjustments	(4)	(4)	—	—
Total	$4	$1	$22	$7

December 31, 2016	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$22	$—	$—
Significant other observable inputs (Level 2)	—	4	41	30
Unobservable inputs (Level 3)	—	8	—	—
Total fair value	2	34	41	30
Netting adjustments	—	—	—	—
Total	$2	$34	$41	$30
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by EOIT are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of June 30, 2017 and December 31, 2016.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $1 million and zero at June 30, 2017 and December 31, 2016, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $2 million and $5 million at June 30, 2017 and December 31, 2016, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Changes in Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in the fair value of our Level 3 commodity contracts between the periods presented.

Commodity Contracts
Natural gas liquids financial futures/swaps
(In millions)
Balance as of December 31, 2016	$(8)
Gains included in earnings	2
Settlements	4
Balance as of June 30, 2017	$(2)

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

	June 30, 2017
Product Group	Fair Value	Forward Curve Range
	(In millions)	(Per gallon)
Natural gas liquids	$(2)	$0.264 - $0.757

(10) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$50	$51
Income taxes, net of refunds	—	1
Non-cash transactions:
Accounts payable related to capital expenditures	24	24

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Cash and cash equivalents	$7	$6
Restricted cash	14	—
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$21	$6

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

On December 6, 2016, EOIT entered into a transportation agreement with OGE Energy, with a primary term expected to begin in late 2018 and extend for 20 years. In connection with the agreement, an approximately 80-mile pipeline will be built to serve OGE Energy’s Muskogee Power Plant.

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

The Partnership’s revenues from affiliated companies accounted for 5% and 7% of total revenues during the three months ended June 30, 2017 and 2016, respectively, and 6% and 8% of total revenues during the six months ended June 30, 2017 and 2016, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Gas transportation and storage service revenue — CenterPoint Energy	$24	$24	$57	$57
Natural gas product sales — CenterPoint Energy	1	—	1	1
Gas transportation and storage service revenue — OGE Energy	9	9	18	18
Natural gas product sales — OGE Energy	—	5	—	6
Total revenues — affiliated companies	$34	$38	$76	$82

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$1	$—	$1	$—
Cost of natural gas purchases — OGE Energy	4	3	7	5
Total cost of natural gas purchases — affiliated companies	$5	$3	$8	$5

Corporate services and seconded employee expense

As of June 30, 2017, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at $5 million in 2017 and at actual cost subject to a cap of $5 million in 2018 and thereafter, in the event of continued secondment.

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

On November 1, 2016, the Partnership entered into a new lease with an affiliate of CenterPoint Energy pursuant to which the Partnership leases office space in Shreveport, Louisiana. The term of the lease was effective on October 1, 2016 and extends through December 31, 2019. The Partnership expects to incur approximately $3 million in rent and maintenance expenses through the end of the initial term of the lease. Prior to October 1, 2016, CenterPoint Energy provided the office space in Shreveport, Louisiana, under the services agreement. As of June 30, 2017, CenterPoint Energy continues to provide office and data center space to the Partnership in Houston, Texas, under the services agreement.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Corporate Services — CenterPoint Energy	$1	$3	$2	$5
Seconded Employee Costs — OGE Energy	9	8	16	17
Corporate Services — OGE Energy	1	1	2	3
Total corporate services and seconded employees expense	$11	$12	$20	$25

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

Notes payable

On February 18, 2016, in connection with the private placement of the Series A Preferred Units, the Partnership redeemed $363 million of notes payable—affiliated companies payable to a subsidiary of CenterPoint Energy. As of June 30, 2017, the Partnership has not had any notes payable to any affiliate and has not incurred interest expense to any affiliate since February 18, 2016.

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

(13) Equity-Based Compensation

The following table summarizes the Partnership’s compensation expense for the three and six months ended June 30, 2017 and 2016 related to performance units, restricted units, and phantom units for the Partnership’s employees and independent directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Performance units	$2	$2	$5	$3
Restricted units	1	1	1	1
Phantom units	1	—	2	1
Total compensation expense	$4	$3	$8	$5

Units Outstanding

The Partnership periodically grants performance units, restricted units, and phantom units to certain employees under the Enable Midstream Partners, LP Long Term Incentive Plan. A summary of the activity for the Partnership’s performance units, restricted units, and phantom units applicable to the Partnership’s employees at June 30, 2017 and changes during 2017 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit
	(In millions, except unit data)
Units Outstanding at December 31, 2016	1,969,107	$15.27	392,995	$20.74	643,604	$8.49
Granted(1)	468,626	19.27	—	—	377,979	16.26
Vested(2)	(334,682)	29.61	(148,735)	25.50	(1,869)	8.12
Forfeited	(42,150)	14.93	(7,038)	19.60	(12,420)	10.28
Units Outstanding at June 30, 2017	2,060,901	$13.86	237,222	$17.80	1,007,294	$11.38
Aggregate Intrinsic Value of Units Outstanding at June 30, 2017	$33		$4		$16
_____________________

(1)
Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(2)
Performance units vested as of June 30, 2017 include 334,682 units from the annual grant, which were approved by the Board of Directors in 2014 and paid out at 91.5%, or 306,170 units, based on the level of achievement of a performance goal established by the Board of Directors over the performance period.

Unrecognized Compensation Cost

A summary of the Partnership’s unrecognized compensation cost for its non-vested performance units, restricted units, and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	June 30, 2017
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$18	1.79
Restricted Units	1	0.93
Phantom Units	8	2.06
Total	$27

As of June 30, 2017, there were 8,653,478 units available for issuance under the long term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Product sales	$336	$134	$(116)	$354
Service revenue	144	129	(1)	272
Total Revenues	480	263	(117)	626
Cost of natural gas and natural gas liquids	269	127	(117)	279
Operation and maintenance, General and administrative	75	45	—	120
Depreciation and amortization	55	34	—	89
Taxes other than income tax	9	7	—	16
Operating income	$72	$50	$—	$122
Total assets	$8,612	$5,516	$(2,997)	$11,131
Capital expenditures	$39	$48	$—	$87

Three Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Product sales	$256	$92	$(82)	$266
Service revenue	131	133	(1)	263
Total Revenues	387	225	(83)	529
Cost of natural gas and natural gas liquids	231	106	(83)	254
Operation and maintenance, General and administrative	67	53	—	120
Depreciation and amortization	52	31	—	83
Taxes other than income tax	8	7	—	15
Operating income	$29	$28	$—	$57
Total assets as of December 31, 2016	$7,453	$4,963	$(1,204)	$11,212
Capital expenditures	$79	$12	$—	$91

Six Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Product sales	$687	$287	$(234)	$740
Service revenue	284	270	(2)	552
Total Revenues	971	557	(236)	1,292
Cost of natural gas and natural gas liquids	555	267	(235)	587
Operation and maintenance, General and administrative	145	90	(1)	234
Depreciation and amortization	111	66	—	177
Taxes other than income tax	18	14	—	32
Operating income	$142	$120	$—	$262
Total assets	$8,612	$5,516	$(2,997)	$11,131
Capital expenditures	$90	$58	$—	$148

Six Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage(1)	Eliminations	Total
	(In millions)
Product sales	$464	$198	$(151)	$511
Service revenue	256	273	(2)	527
Total Revenues	720	471	(153)	1,038
Cost of natural gas and natural gas liquids	396	205	(152)	449
Operation and maintenance, General and administrative	142	94	(1)	235
Depreciation and amortization	101	63	—	164
Taxes other than income tax	16	14	—	30
Operating income	$65	$95	$—	$160
Total assets as of December 31, 2016	$7,453	$4,963	$(1,204)	$11,212
Capital expenditures	$200	$21	$—	$221
_____________________

(1)
See Note 6 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and six months ended June 30, 2017 and 2016.

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

Recent Developments

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the three and six months ended June 30, 2017, the Partnership sold an aggregate of 18,500 common units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 of commissions). The Partnership incurred approximately $345,000 of expenses associated with the filing of the registration statements for the ATM Program. The proceeds were used for general partnership purposes.

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

CenterPoint Strategic Review

In connection with an on-going process to evaluate strategic alternatives for its interest in Enable, CenterPoint Energy has disclosed that it provided notice to OGE Energy of CenterPoint Energy’s solicitation of offers from unrelated third parties to acquire all or a portion of the common units and subordinated units of Enable owned by CenterPoint Energy Resources Corp. (CERC) and all of the membership interests of Enable GP owned by CERC. CenterPoint Energy has also disclosed that it is continuing to evaluate this and other strategic alternatives for its investment in Enable, including evaluating a spin-off, sale or other disposition of CenterPoint Energy’s interests in Enable, and that if none of these options are viable, it intends to reduce its investment in us through the sale of units in the public equity markets, subject to market conditions.

Other Events

Sean Trauschke, President, Chief Executive Officer and Chairman of OGE Energy, and a member of our Board of Directors since May 2013, was appointed to serve as chairman of our Board of Directors on May 29, 2017. Mr. Trauschke’s term as Chairman will expire on May 29, 2019, at which time CenterPoint Energy will have the right to appoint the next chairman. Under the limited liability company agreement of our General Partner, the right to appoint the chairman of the Board of Directors rotates between CenterPoint Energy and OGE Energy every two years.

Results of Operations

The following tables summarize the key components of our results of operations for the three and six months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$336	$134	$(116)	$354
Service revenue	144	129	(1)	272
Total Revenues	480	263	(117)	626
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	269	127	(117)	279
Gross margin (1)	211	136	—	347
Operation and maintenance, General and administrative	75	45	—	120
Depreciation and amortization	55	34	—	89
Taxes other than income tax	9	7	—	16
Operating income	$72	$50	$—	$122
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Three Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$256	$92	$(82)	$266
Service revenue	131	133	(1)	263
Total Revenues	387	225	(83)	529
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	231	106	(83)	254
Gross margin (1)	156	119	—	275
Operation and maintenance, General and administrative	67	53	—	120
Depreciation and amortization	52	31	—	83
Taxes other than income tax	8	7	—	15
Operating income	$29	$28	$—	$57
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Six Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$687	$287	$(234)	$740
Service revenue	284	270	(2)	552
Total Revenues	971	557	(236)	1,292
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	555	267	(235)	587
Gross margin (1)	416	290	(1)	705
Operation and maintenance, General and administrative	145	90	(1)	234
Depreciation and amortization	111	66	—	177
Taxes other than income tax	18	14	—	32
Operating income	$142	$120	$—	$262
Equity in earnings of equity method affiliate	$—	$14	$—	$14

Six Months Ended June 30, 2016	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$464	$198	$(151)	$511
Service revenue	256	273	(2)	527
Total Revenues	720	471	(153)	1,038
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	396	205	(152)	449
Gross margin (1)	324	266	(1)	589
Operation and maintenance, General and administrative	142	94	(1)	235
Depreciation and amortization	101	63	—	164
Taxes other than income tax	16	14	—	30
Operating income	$65	$95	$—	$160
Equity in earnings of equity method affiliate	$—	$14	$—	$14
 _____________________

(1)	Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Data:
Gathered volumes—TBtu	301	282	597	560
Gathered volumes—TBtu/d	3.31	3.10	3.30	3.07
Natural gas processed volumes—TBtu	174	161	342	323
Natural gas processed volumes—TBtu/d	1.91	1.76	1.89	1.78
NGLs produced—MBbl/d(1)	87.12	83.09	83.46	78.36
NGLs sold—MBbl/d(1)(2)	86.51	83.80	82.61	80.15
Condensate sold—MBbl/d	5.04	6.08	5.26	6.26
Crude Oil—Gathered volumes—MBbl/d	23.20	25.52	22.19	27.18
Transported volumes—TBtu	445	446	938	911
Transported volumes—TBtu/d	4.86	4.87	5.17	4.99
Interstate firm contracted capacity—Bcf/d	6.21	6.95	6.72	7.06
Intrastate average deliveries—TBtu/d	1.84	1.72	1.84	1.70

 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anadarko
Gathered volumes—TBtu/d	1.78	1.62	1.77	1.62
Natural gas processed volumes—TBtu/d	1.58	1.44	1.56	1.43
NGLs produced—MBbl/d(1)	74.14	69.64	70.74	64.17
Arkoma
Gathered volumes—TBtu/d	0.54	0.65	0.55	0.63
Natural gas processed volumes—TBtu/d	0.09	0.10	0.09	0.10
NGLs produced—MBbl/d(1)	4.60	5.03	4.72	5.01
Ark-La-Tex
Gathered volumes—TBtu/d	0.99	0.83	0.98	0.82
Natural gas processed volumes—TBtu/d	0.24	0.22	0.24	0.25
NGLs produced—MBbl/d(1)	8.38	8.42	8.00	9.18
 _____________________

(1)	Excludes condensate.

Gathering and Processing

Three Months Ended June 30, 2017 compared to three months ended June 30, 2016. Our gathering and processing segment reported operating income of $72 million for the three months ended June 30, 2017 compared to operating income of $29 million for the three months ended June 30, 2016. The difference of $43 million in operating income between periods was primarily due to a $55 million increase in gross margin. This was partially offset by an $8 million increase in operation and maintenance and general and administrative expenses, a $3 million increase in depreciation and amortization and a $1 million increase in taxes other than income tax during the three months ended June 30, 2017.

Our gathering and processing segment revenues increased $93 million. The increase was primarily due to a $33 million increase in revenues from NGL sales resulting from higher average NGL prices, a $31 million increase in revenues from sales of natural gas as a result of higher average natural gas prices, a $15 million increase in revenues from changes to the fair value of condensate and NGL derivatives, a $7 million increase in processing service revenues resulting from higher processed volumes primarily due to a percent-of-proceeds contract that was converted to a fee-based contract during the second half of 2016, a $6 million increase in natural gas gathering revenues due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins and a $1 million increase in revenues due to increased water transportation services in the Williston Basin. These increases were partially offset by a $2 million decrease in revenues due to a wind-down of third-party measurement and communication services in 2017.

Our gathering and processing segment gross margin increased $55 million. The increase was primarily due to a $25 million increase in natural gas sales due to higher average natural gas prices and higher volumes in the Anadarko and Ark-La-Tex Basins, a $15 million increase in gross margin from changes in the fair value of condensate and NGL derivatives, a $7 million increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin, a $6 million increase in gathering margin due to increased gathered volumes in the Anadarko and Ark-La-Tex Basins, a $3 million increase in margin associated with our annual fuel rate determination and a $1 million increase due to increased water transportation services in the Williston Basin. These increases were partially offset by a $2 million decrease in margin due to a wind-down of third-party measurement and communication services in 2017.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $8 million. The increase was primarily due to a $3 million increase in payroll-related costs, a $2 million increase in operating expenses associated with additional assets placed in service, a $2 million increase in various other operating costs and a $1 million increase from the collection of a previously reserved allowance for doubtful accounts in 2016, with no comparable item in 2017.

Our gathering and processing segment depreciation and amortization increased $3 million due to additional assets placed in service.

Our gathering and processing segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Six months ended June 30, 2017 compared to six months ended June 30, 2016. Our gathering and processing segment reported operating income of $142 million for the six months ended June 30, 2017 compared to operating income of $65 million for the six months ended June 30, 2016. The difference of $77 million in operating income between periods was primarily due to a $92 million increase in gross margin. This was partially offset by a $10 million increase in depreciation and amortization, a $3 million increase in operation and maintenance and general and administrative expenses and a $2 million increase in taxes other than income tax during the six months ended June 30, 2017.

Our gathering and processing segment revenues increased $251 million. The increase was primarily due to a $119 million increase in revenues from NGL sales resulting from higher average NGL prices, a $74 million increase in revenues from sales of natural gas as a result of higher average natural gas prices, a $31 million increase in revenues from changes to the fair value of condensate and NGL derivatives, a $14 million increase in processing service revenues resulting from higher processed volumes primarily due to a percent-of-proceeds contract that was converted to a fee-based contract in the second half of 2016, a $12 million increase in natural gas gathering revenues due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins and a $2 million increase in revenues due to increased water transportation services in the Williston Basin. These increases were partially offset by a $2 million decrease in revenues due to a wind-down of third-party measurement and communication services in 2017.

Our gathering and processing segment gross margin increased $92 million. The increase was primarily due to a $36 million increase in natural gas sales due to higher average natural gas prices and higher volumes in the Anadarko and Ark-La-Tex Basins, a $31 million increase in gross margin from changes in the fair value of condensate and NGL derivatives, an $18 million increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin, a $12 million increase in gathering margin due to increased gathered volumes in the Anadarko and Ark-La-Tex Basins and a $2 million increase due to increased water transportation services in the Williston Basin. These increases were partially offset by a $6 million decrease in margin associated with our annual fuel rate determination and a $2 million decrease in margin due to a wind-down of third-party measurement and communication services in 2017.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $3 million. The increase was primarily due to a $4 million increase in payroll-related costs and a $2 million increase in operating expenses associated with additional assets placed in service. These increases were partially offset by a $1 million reduction in equipment rentals, a $1 million reduction in information technology-related costs and a $1 million decrease in allowance for doubtful accounts.

Our gathering and processing segment depreciation and amortization increased $10 million due to additional assets placed in service.

Our gathering and processing segment taxes other than income tax increased $2 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Transportation and Storage

Three Months Ended June 30, 2017 compared to three months ended June 30, 2016. Our transportation and storage segment reported operating income of $50 million for the three months ended June 30, 2017 compared to operating income of $28 million for the three months ended June 30, 2016. The difference of $22 million in operating income between periods was primarily due to a $17 million increase in gross margin and an $8 million decrease in operation and maintenance and general and administrative expenses, partially offset by a $3 million increase in depreciation and amortization for the three months ended June 30, 2017.

Our transportation and storage segment revenues increased $38 million. The increase was primarily due to a $36 million increase in revenues from changes in the fair value of natural gas derivatives, a $9 million increase in revenues from natural gas sales associated with higher sales volumes and higher average sales prices, a $3 million increase in revenues from off-system transportation, a $2 million increase in revenues from firm transportation and a $2 million increase in revenues from NGL sales due to an increase in prices. These increases were partially offset by a decrease of $5 million due to realized losses on natural gas derivatives as compared to realized gains in 2016, a $5 million decrease in firm transportation services between Carthage, Texas, and Perryville, Louisiana, and a $1 million decrease in revenues on transportation services for LDCs.

Our transportation and storage segment gross margin increased $17 million. The increase was primarily due to a $36 million increase in gross margin from changes in the fair value of natural gas derivatives, a $1 million increase in off-system transportation margins and a $1 million increase in NGL sales due to an increase in prices. These increases were partially offset by an $11 million decrease in system management activities, a decrease of $5 million due to realized losses on natural gas derivatives as compared to realized gains in 2016 and a $5 million decrease in firm transportation services between Carthage, Texas and Perryville, Louisiana.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $8 million. The decrease was primarily due to a $5 million decrease in materials and supplies and contract services, a $2 million decrease in loss on sale of assets and $1 million decrease in information technology-related costs.

Our transportation and storage segment depreciation and amortization increased $3 million due to additional assets placed in service.

Six months ended June 30, 2017 compared to six months ended June 30, 2016. Our transportation and storage segment reported operating income of $120 million in the six months ended June 30, 2017 compared to operating income of $95 million in the six months ended June 30, 2016. The difference of $25 million in operating income between periods was primarily due to a $24 million increase in gross margin and a $4 million decrease in operation and maintenance and general and administrative expenses, partially offset by a $3 million increase in depreciation and amortization for the six months ended June 30, 2017.

Our transportation and storage segment revenues increased $86 million. The increase was primarily due to a $52 million increase in revenues from changes in the fair value of natural gas derivatives, a $42 million increase in revenues from higher natural gas sales associated with higher sales volumes and higher average sales prices, a $5 million increase in revenues from NGL sales due to an increase in prices, a $3 million increase in revenues from off-system transportation and a $2 million increase in revenues from firm transportation. These increases were partially offset by a decrease of $10 million due to lower realized gains on natural gas derivatives, a $4 million decrease in firm transportation services between Carthage, Texas, and Perryville, Louisiana, and a $1 million decrease in revenues on transportation services for LDCs.

Our transportation and storage segment gross margin increased $24 million. The increase was primarily due to a $52 million increase in gross margin from changes in the fair value of natural gas derivatives, a $3 million increase in off-system transportation margins, a $3 million increase in NGL sales due to an increase in prices and a $2 million increase in firm transportation. These increases were partially offset by a $21 million decrease in system management activities, a decrease of $10 million due to lower realized gains on natural gas derivatives, a decrease of $4 million in firm transportation services between Carthage, Texas, and Perryville, Louisiana, and a $1 million decrease in margins on transportation services for LDCs.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $4 million. The decrease was primarily due to a $4 million decrease in materials and supplies and contract services, a $2 million decrease in loss on sale of assets and a $1 million decrease in information technology-related costs. These decreases were partially offset by a $3 million increase in payroll-related costs.

Our transportation and storage segment depreciation and amortization increased $3 million due to additional assets placed in service.

Condensed Consolidated Interim Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Income	$122	$57	$262	$160
Other Income (Expense):
Interest expense	(31)	(25)	(58)	(48)
Equity in earnings of equity method affiliate	7	7	14	14
Other, net	(1)	—	—	—
Total Other Expense	(25)	(18)	(44)	(34)
Income Before Income Taxes	97	39	218	126
Income tax expense	1	—	2	1
Net Income	$96	$39	$216	$125
Less: Net income attributable to noncontrolling interest	1	—	1	—
Net Income Attributable to Limited Partners	$95	$39	$215	$125
Less: Series A Preferred Unit distributions	9	4	18	4
Net Income Attributable to Common and Subordinated Units	$86	$35	$197	$121

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Net Income attributable to limited partners. We reported net income attributable to limited partners of $95 million in the three months ended June 30, 2017 compared to net income attributable to limited partners of $39 million in the three months ended June 30, 2016. The increase in net income attributable to limited partners of $56 million was primarily attributable to an increase in operating income of $65 million, partially offset by an increase in interest expense of $6 million and an increase in other expense of $1 million in the three months ended June 30, 2017.

Interest Expense. Interest expense increased $6 million primarily due to higher interest rates on the Partnership’s outstanding debt.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Net Income attributable to limited partners. We reported net income attributable to limited partners of $215 million in the six months ended June 30, 2017 compared to net income attributable to limited partners of $125 million in the six months ended June 30, 2016. The increase in net income attributable to limited partners of $90 million was primarily attributable to an increase in operating income of $102 million, partially offset by an increase in interest expense of $10 million in the six months ended June 30, 2017.

Interest Expense. Interest expense increased $10 million primarily due to higher interest rates on the Partnership’s outstanding debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$354	$266	$740	$511
Service revenue	272	263	552	527
Total Revenues	626	529	1,292	1,038
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	279	254	587	449
Gross margin	$347	$275	$705	$589

Reportable Segments
Gathering and Processing
Product sales	$336	$256	$687	$464
Service revenue	144	131	284	256
Total Revenues	480	387	971	720
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	269	231	555	396
Gross margin	$211	$156	$416	$324

Transportation and Storage
Product sales	$134	$92	$287	$198
Service revenue	129	133	270	273
Total Revenues	263	225	557	471
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	127	106	267	205
Gross margin	$136	$119	$290	$266

The following table shows the components of our gross margin for the six months ended June 30, 2017:

	Fee-Based
	Demand/ Commitment/ Guaranteed Return	Volume Dependent	Commodity- Based	Total
Six Months Ended June 30, 2017
Gathering and Processing Segment	25%	46%	29%	100%
Transportation and Storage Segment	84%	5%	11%	100%
Partnership Weighted Average	49%	29%	22%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$95	$39	$215	$125
Depreciation and amortization expense	89	83	177	164
Interest expense, net of interest income	31	25	58	48
Income tax expense	1	—	2	1
Distributions received from equity method affiliate in excess of equity earnings	1	—	5	13
Non-cash equity-based compensation	4	3	8	5
Change in fair value of derivatives	(11)	39	(35)	47
Other non-cash losses(1)	5	7	6	8
Adjusted EBITDA	$215	$196	$436	$411
Series A Preferred Unit distributions(2)	(9)	(9)	(18)	(13)
Distributions for phantom and performance units	(1)	—	(1)	—
Adjusted interest expense(3)	(32)	(26)	(59)	(49)
Maintenance capital expenditures	(17)	(17)	(31)	(30)
Current income taxes	—	—	—	(1)
DCF	$156	$144	$327	$318

Distributions related to common and subordinated unitholders(4)	$138	$134	$275	$268

Distribution coverage ratio	1.13	1.07	1.19	1.18
____________________

(1)	Other non-cash losses includes loss on sale of assets and write-downs of materials and supplies.

(2)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three and six months ended June 30, 2017 and 2016. The six months ended June 30, 2016 amount includes the prorated quarterly cash distribution on the Series A preferred Units declared on April 26, 2016. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(3)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(4)
Represents cash distributions declared for common and subordinated units outstanding as of each respective period. Amounts for 2017 reflect estimated cash distributions for common and subordinated units outstanding for the quarter ended June 30, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$226	$172	$382	$289
Interest expense, net of interest income	31	25	58	48
Net income attributable to noncontrolling interest	(1)	—	(1)	—
Income tax expense	1	—	2	1
Deferred income tax expense	(1)	—	(2)	—
Other non-cash items(1)	1	1	2	2
Changes in operating working capital which (provided) used cash:
Accounts receivable	(18)	2	(28)	(22)
Accounts payable	(9)	(3)	46	84
Other, including changes in noncurrent assets and liabilities	(5)	(40)	7	(51)
Return of investment in equity method affiliate	1	—	5	13
Change in fair value of derivatives	(11)	39	(35)	47
Adjusted EBITDA	$215	$196	$436	$411
____________________

(1)	Other non-cash items includes amortization of debt expense, discount and premium on long-term debt and write-downs of materials and supplies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest Expense	$31	$25	$58	$48
Amortization of premium on long-term debt	2	1	3	3
Capitalized interest on expansion capital	—	1	—	1
Amortization of debt expense and discount	(1)	(1)	(2)	(3)
Adjusted interest expense	$32	$26	$59	$49

Liquidity and Capital Resources

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of June 30, 2017, we had a working capital surplus of $53 million. We utilize our revolving credit facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Net cash provided by operating activities	$382	$289
Net cash used in investing activities	$(142)	$(208)
Net cash used in financing activities	$(242)	$(79)

Operating Activities

The increase of $93 million, or 32%, in net cash provided by operating activities for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to an increase in net income of $91 million.

Investing Activities

The decrease of $66 million, or 32%, in net cash used in investing activities for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to lower capital expenditures of $73 million as well as a decrease in return of investment in equity method affiliate of $8 million.

Financing Activities

Net cash used in financing activities increased $163 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Our primary financing activities consist of the following:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Proceeds from 2027 Notes, net of issuance costs	$691	$—
Net (repayments) proceeds from Revolving Credit Facility	(636)	432
Repayments from commercial paper program	—	(236)
Repayment of notes payable—affiliated companies	—	(363)
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	362
Distributions	(296)	(274)
Cash taxes paid for employee equity-based compensation	(1)	—

Please see Note 7, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of June 30, 2017, our sources of liquidity included:

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

Distributions

On July 31, 2017, the board of directors of Enable GP declared a quarterly cash distribution of $0.318 per common unit on all of the Partnership’s outstanding common and subordinated units for the period ended June 30, 2017. The distributions will be paid August 29, 2017 to unitholders of record as of the close of business on August 22, 2017. Additionally, the board of directors of Enable GP declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid August 14, 2017 to unitholders of record as of the close of business on July 31, 2017.

Expiration of Subordination Period

The Partnership expects that the financial tests required for conversion of all subordinated units will have been met, the subordination period will end and all subordinated units will convert into common units, on the first business day following the payment of the cash distribution for common and subordinated units for the second quarter of 2017. Accordingly, the 207,855,430 outstanding subordinated units will convert into common units on a one-for-one basis on August 30, 2017. At conversion, holders of common units resulting from the conversion of subordinated units will have all the rights and obligations of unitholders holding all other common units, including the right to receive distributions pro rata made with respect to common units. The conversion of the subordinated units will not change the aggregate amount of outstanding units, and the Partnership does not anticipate that the conversion of the subordinated units will impact the amount of cash available for distribution by the Partnership.

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

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended June 30, 2017 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next six months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $5 million for natural gas and ethane and $5 million for NGLs, excluding ethane, and condensate, excluding the impact of hedges, for the remaining six months ending December 31, 2017.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is substantially comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility, 2015 Term Loan Agreement and any issuances under our commercial paper program are at a variable interest rate and expose us to the risk of increasing interest rates. Based upon the $450 million outstanding borrowings under the 2015 Term Loan Agreement as of June 30, 2017, and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on such evaluation, our management has concluded that, as of June 30, 2017, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 12 - Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report. No other material changes to such risk factors have occurred during the three and six months ended June 30, 2017.

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
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
4.5	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
4.6	Second Supplemental Indenture, dated as of March 9, 2017, by and among Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed March 9, 2017	File No. 001-36413	Exhibit 4.2
10.1	Enable Midstream Partners LP ATM Equity Offering Sales Agreement dated as of May 12, 2017	Registrant’s Form 8-K filed May 12, 2017	File No. 001-36413	Exhibit 1.1
*10.2	First Amendment to Enable Midstream Partners Deferred Compensation Plan Adoption Agreement effective January 1, 2015
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 1, 2017	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)