Form 10-K
period 2017-12-31
Enable Midstream Partners, LP
filed 2018-02-20
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________________
FORM 10-K
 ________________________________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
One Leadership Square, 211 North Robinson Avenue, Suite 150
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes  ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes   ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the Common Units held by non-affiliates of the registrant, based upon the closing price of $15.94 per common unit on June 30, 2017, was approximately $1,398 million.
As of February 1, 2018, there were 432,582,714 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ENABLE MIDSTREAM PARTNERS, LP
FORM 10-K

i

GLOSSARY

2011 Pipeline Safety Act.	Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011.
2015 Term Loan Agreement.	$450 million unsecured term loan agreement dated July 31, 2015.
2019 Notes.	$500 million 2.400% senior notes due 2019.
2024 Notes.	$600 million 3.900% senior notes due 2024.
2027 Notes.	$700 million 4.400% senior notes due 2027.
2044 Notes.	$550 million 5.000% senior notes due 2044.
Adjusted EBITDA.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the definition.
Adjusted interest expense.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the definition.
ArcLight.
ArcLight Capital Partners, LLC, a Delaware limited liability company, its affiliated entities ArcLight Energy Partners Fund V, L.P., ArcLight Energy Partners Fund IV, L.P., Bronco Midstream Partners, L.P., Bronco Midstream Infrastructure LLC and Enogex Holdings LLC, and their respective general partners and subsidiaries.

ASU.	Accounting Standards Update.
Atoka.	Atoka Midstream LLC, in which the Partnership owns a 50% interest as of December 31, 2017, which provides gathering and processing services to customers in the Arkoma Basin in Oklahoma.
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

CAA.	Clean Air Act, as amended.
CEA.	Commodities Exchange Act.
CenterPoint Energy.	CenterPoint Energy, Inc., a Texas corporation, and its subsidiaries.
CERCLA.	Comprehensive Environmental Response, Compensation and Liability Act of 1980.
CFTC.	Commodity Futures Trading Commission.
Code.	The Internal Revenue Code of 1986, as amended.
Condensate.	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
DCF.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the definition.
Delaware Act.	Delaware Revised Uniform Limited Partnership Act.
DHS.	Department of Homeland Security.
Distribution coverage ratio.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the definition.
Dodd-Frank Act.	Dodd-Frank Wall Street Reform and Consumer Protection Act.
DOT.	Department of Transportation.

DRIP.
Distribution Reinvestment Plan entered into on June 23, 2016, which offers owners of our common units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common units.

EGT.
Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex Basins in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas.

EIA.	Energy Information Administration.
EIIT.
Enable Illinois Intrastate Transmission, LLC, a wholly owned subsidiary of the Partnership as of December 31, 2017 that operates a 20-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Illinois.

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

EOIT Senior Notes.	$250 million 6.25% senior notes due 2020.
EPA.	Environmental Protection Agency.
EPAct of 2005.	Energy Policy Act of 2005.
ERISA.	Employee Retirement Income Security Act of 1974.
Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Accounting principles generally accepted in the United States of America.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
General partner.	Enable GP, LLC, a Delaware limited liability company, the general partner of Enable Midstream Partners, LP.
GHG.	Greenhouse gas.
Gross margin.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for the definition.
HLPSA.	Hazardous Liquid Pipeline Safety Act of 1979.
Hinshaw pipeline.
A pipeline that is exempt from FERC’s NGA regulation if its operations are within a single state, if any gas received from interstate sources is received within the state and if its service is regulated by the state commission.

ICA.	Interstate Commerce Act.
IPO.	Initial public offering of Enable Midstream Partners, LP.
IRS.	Internal Revenue Service.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
Lean gas.	Natural gas that is primarily methane.
LIBOR.	London Interbank Offered Rate.
LNG.	Liquefied natural gas.
MAOP.	Maximum allowable operating pressure for gas pipelines.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MFA.	Master Formation Agreement dated as of March 14, 2013.

MMcf.	Million cubic feet of natural gas.
MMBtu.	Million British thermal units.
MMcf/d.	Million cubic feet per day.
MOP.	Maximum operating pressure for hazardous liquid pipelines.
MRT.
Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.

NEPA.	National Environmental Policy Act.
NGA.	Natural Gas Act of 1938.
NGPA.	Natural Gas Policy Act of 1978.
NGPSA.	Natural Gas Pipeline Safety Act of 1968.
NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.
NYMEX.	New York Mercantile Exchange.
NYSE.	New York Stock Exchange.
OCC.	Oklahoma Corporation Commission.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries.
OPA.	Oil Pollution Act of 1990.
OSHA.	Occupational Safety and Health Act of 1970.
Partnership.	Enable Midstream Partners, LP, and its subsidiaries.
Partnership Agreement.	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of November 14, 2017.
PHMSA.	Pipeline and Hazardous Materials Safety Administration.
PVIR.	Preventable Vehicle Incident Rate.
Purchase Agreement.
Purchase Agreement, dated January 28, 2016, by and between the Partnership and CenterPoint Energy, Inc. for the sale by the Partnership and purchase by CenterPoint Energy, Inc. of Series A Preferred Units.

RCRA.	Resource Conservation and Recovery Act of 1976.
Revolving Credit Facility	$1.75 billion senior unsecured revolving credit facility.
Rich gas.	Natural gas containing higher concentrations of NGLs.
SCOOP.	South Central Oklahoma Oil Province.
SDWA.	Safe Drinking Water Act.
SEC.	Securities and Exchange Commission.
Securities Act.	Securities Act of 1933, as amended.
Series A Preferred Units.	10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in the Partnership.
SESH.
Southeast Supply Header, LLC, in which the Partnership owns a 50% interest as of December 31, 2017, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast.

Sponsors.	CenterPoint Energy and OGE Energy.
STACK.	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties.
Superfund.	Comprehensive Environmental Response, Compensation and Liability Act of 1980.
TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
Tcf.	Trillion cubic feet of natural gas.
TRIR.	Total Recordable Incident Rate.
WTI.	West Texas Intermediate.

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

As of December 31, 2017, our portfolio of midstream energy infrastructure assets included:
•approximately 13,300 miles of natural gas and crude oil gathering pipelines;
•15 major processing plants with 2.6 Bcf/d of processing capacity;
•approximately 7,800 miles of interstate pipelines (including SESH);
•approximately 2,200 miles of intrastate pipelines; and
•eight natural gas storage facilities with 86.0 Bcf of storage capacity.

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

Our Business Strategies

Our primary business objective is to increase the cash available for distribution to our unitholders over time while maintaining our financial flexibility. We strive to meet this objective through the following strategies:

•
Capitalize on Organic Growth Opportunities Associated with Our Strategically Located Assets: We own and operate assets servicing four of the largest basins in the United States, including some of the most productive shale plays in these basins. We intend to grow our business by utilizing a disciplined approach emphasizing capital efficiency when developing new midstream energy infrastructure projects to support new and existing customers in these areas.

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

•
Grow Through Accretive Acquisitions. We continually evaluate potential acquisitions of complementary assets with the potential for attractive returns in new operating areas or midstream business lines. We will continue to analyze acquisition opportunities using disciplined financial and operating practices, including evaluating and managing risks to cash distributions.

Our Sponsors

CenterPoint Energy and OGE Energy each own a significant interest in us. As of December 31, 2017, CenterPoint Energy owned 54.1% of our common units and 100% of our Series A Preferred Units, and OGE Energy owned 25.7% of our common units. In addition, our sponsors own Enable GP, our general partner. As of December 31, 2017, CenterPoint Energy owned a 50% management interest and a 40% economic interest in our general partner, and OGE Energy owned a 50% management interest and a 60% economic interest in our general partner. Enable GP owns the non-economic general partner interest in us and all of our incentive distribution rights.

CenterPoint Energy (NYSE: CNP) is a public utility holding company whose operating subsidiaries provide electric transmission and distribution services and natural gas distribution services to customers primarily in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. CenterPoint Energy has publicly disclosed that it is evaluating strategic alternatives for its investment in the Partnership. CenterPoint Energy has disclosed that the alternatives may include a sale of all or a portion of the interests that it owns in the Partnership and the General Partner, that if the sale option is not viable it intends to reduce its ownership in the Partnership over time through a sale of the common units it holds in the public equity markets subject to market conditions, and that there can be no assurances that these evaluations will result in any specific action.

OGE Energy (NYSE: OGE) is the parent company of Oklahoma Gas & Electric Company (OG&E), a regulated electric utility serving customers in Oklahoma and western Arkansas.

Our sponsors are customers of our transportation and storage business. For the year ended December 31, 2017, approximately 1% of our gross margin was derived from transportation and storage contracts with OG&E. For the year ended December 31, 2017, approximately 8% of our total gross margin was derived from transportation and storage contracts servicing LDCs owned by CenterPoint Energy.

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

Gathering and Processing

We own and operate substantial natural gas and crude oil gathering and natural gas processing assets in five states. Our gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins and crude oil gathering assets serving the Williston Basin. We provide a variety of services to the active producers in our operating areas, including gathering, compressing, treating, and processing natural gas, fractionating NGLs, and gathering crude oil and produced water. We serve shale and other unconventional plays in the basins in which we operate, including the following:

•
Anadarko Basin (Oklahoma, Texas Panhandle). We have natural gas gathering and processing operations in those portions of the Anadarko Basin located in Oklahoma and the Texas Panhandle where, as of December 31, 2017, we served over 210 producers. Our operations include gathering and processing natural gas produced from the Granite Wash, Cleveland, Marmaton, Tonkawa, Cana Woodford, SCOOP, STACK and Mississippi Lime plays. The current focus of our Anadarko Basin gathering and processing operations is primarily on rich gas production.

•
Arkoma Basin (Oklahoma, Arkansas). In the Arkoma Basin, our operations primarily serve the Woodford Shale play located in Oklahoma and the Fayetteville Shale play located in Arkansas. Our Arkoma Basin gathering and processing operations serve both rich and lean gas production. As of December 31, 2017, we served more than 80 producers in the Arkoma Basin.

•
Ark-La-Tex Basin (Arkansas, Louisiana and Texas). We have gathering and processing operations in the Ark-La-Tex Basin located in Arkansas, Louisiana and Texas. Our Ark-La-Tex gathering and processing operations primarily serve the Haynesville, Cotton Valley and the lower Bossier plays. As of December 31, 2017, we served over 100 producers in the Ark-La-Tex Basin where our gathering and processing operations provide service for both rich and lean gas production.

•
Williston Basin (North Dakota). In the Williston Basin, we have operations in the Bakken Shale that are located in North Dakota. The focus of our operations in the Williston Basin is the gathering of crude oil and produced water for XTO Energy Inc. (XTO), an affiliate of ExxonMobil Corporation, with pipeline gathering systems in Dunn, McKenzie, Williams and Mountrail Counties of North Dakota.

Kansas
Missouri
Illinois
New Mexico
Oklahoma
Tennessee
Arkansas
Mississippi
Texas
Louisiana
Thomas
McClure
Calumet
Wheeler
Roger Mills
Clinton
South Canadian
Canute
Wetumka
Bradley
Cox City
Bradley II
Waskom
Sligo
Panola
Bakken Crude Gathering System
North Dakota
McKenzie
ENABLE MIDSTREAM PARTNERS
Gathering And Processing System
Gas Plants
Active
Pipelines
Anadarko Super Header
Gathering - Active
No1264

Please see “Note 18. Reportable Business Segments” included in Item 8. “Financial Statements and Supplementary Data—Notes to Audited Consolidated Financial Statements” for gathering and processing segment information related to Total Revenues, Operating Income and Total Assets.

Capacity volumes for our transportation and storage facilities are measured based on physical volume and stated in millions or billions of cubic feet (“MMcf” or “Bcf”). Throughput volumes for our gathering and processing facilities are measured based on energy content and stated in millions or trillions of British thermal units (“MMBtu” or “TBtu”). A volume capacity of 100 MMcf of pipeline quality gas generally correlates to an energy content of 100,000 MMBtu. Crude oil and condensate are measured based on physical volume and stated in thousands of barrels (“MBbl”).

Natural Gas Gathering and Processing. The following table sets forth certain information regarding our natural gas gathering and processing assets as of or for the year ended December 31, 2017:

Asset/Basin	Approximate Length (miles)	Approximate Compression (Horsepower)	Average Gathered Volume (TBtu/d)	Number of Processing Plants	Processing Capacity (MMcf/d)	NGLs Produced (MBbl/d)
Anadarko Basin	8,200	758,000	1.81	11	1,845	76.37
Arkoma Basin	3,000	133,500	0.55	1	60	4.79
Ark-La-Tex Basin (1)	1,800	160,200	1.20	3	645	8.95
Total	13,000	1,051,700	3.56	15	2,550	90.11
____________________

(1)	Ark-La-Tex Basin assets also include 14,500 Bbl/d of fractionation capacity and 6,300 Bbl/d of ethane pipeline capacity, which are not listed in the table.

Our natural gas gathering assets include approximately 13,000 miles of natural gas gathering pipelines as of December 31, 2017. Our natural gas gathering systems consist of networks of pipelines that collect natural gas from points at or near our customers’ wells for delivery to plants for processing or pipelines for transportation. Natural gas is moved from the receipt points to the delivery points on our gathering systems by the use of compression.

Our natural gas processing assets included 15 natural gas processing plants with 2,550 MMcf/d of inlet capacity as of December 31, 2017. Natural gas is comprised primarily of methane, but at the wellhead natural gas may contain varying amounts of NGLs. Our processing plants recover NGLs from natural gas and primarily deliver NGLs and natural gas to pipelines for transportation. The following table sets forth information with respect to our natural gas processing plants as of or for the year ended December 31, 2017:

Processing Plant	Year Installed		Type of Plant	Average Daily Inlet Volumes (MMcf/d)	Inlet Capacity (MMcf/d)	NGL Production Capacity (Bbl/d)(1)
Anadarko
Bradley II	2016		Cryogenic	173	200	28,000
Bradley	2015		Cryogenic	170	200	28,000
McClure	2013		Cryogenic	200	200	22,000
Wheeler	2012		Cryogenic	154	200	22,000
South Canadian	2011		Cryogenic	204	200	26,000
Clinton	2009		Cryogenic	116	120	14,000
Roger Mills	2008		Refrigeration	22	100	—
Canute	1996		Cryogenic	32	60	4,300
Cox City	1994		Cryogenic	127	180	14,500
Thomas	1981		Cryogenic	92	135	9,900
Calumet	1969		Lean Oil	89	250	8,000
Arkoma
Wetumka	1983		Cryogenic	35	60	5,000
Ark-La-Tex
Panola	2007		Cryogenic	19	100	8,000
Sligo (2)	2004		Refrigeration	42	225	1,400
Waskom	1995	(3)	Cryogenic	174	320	14,500
Total				1,649	2,550	205,600
____________________

(1)	Excludes condensate capacity.

(2)	Average daily inlet volumes and inlet capacity includes 20 MMcf/d and 25 MMcf/d, respectively, related to a separate cryogenic unit.

(3)	A processing plant has been in operation on the Waskom plant site since 1940. The Waskom plant was upgraded to cryogenic in 1995.

The natural gas gathering and processing assets in the Anadarko Basin include 11 processing plants, 10 of which are interconnected through our super-header system. The super-header system is configured to facilitate the flow of natural gas across our operating areas in western Oklahoma and the Texas Panhandle to the Bradley II, Bradley, McClure, Wheeler, South Canadian, Clinton, Canute, Cox City, Thomas and Calumet processing plants. The super-header system allows us to optimize the utilization of the connected processing plants.

Crude Oil Gathering. As of December 31, 2017, we had approximately 175 miles of crude oil gathering pipelines and approximately 160 miles of produced water gathering pipelines in the Bakken Shale of the Williston Basin. Our crude oil gathering systems have a combined design capacity of 57.9 MBbl/d, and as of December 31, 2017, we had 0.2 million gross acres dedicated under a crude oil gathering agreement. For the year ended December 31, 2017, we had an average daily throughput of 25.56 MBbl/d of crude oil and an average daily throughput of 9.7 MBbl/d of produced water on our Williston Basin gathering system.

Our Williston Basin crude oil gathering assets are located in Dunn, McKenzie, Williams and Mountrail Counties in North Dakota. These systems were designed and built to serve the crude oil production of XTO in these areas. On our systems, crude oil is received on crude oil gathering pipelines near our customer’s wells for delivery to third party transportation pipelines, and produced water is received by produced water gathering pipelines for delivery to third party disposal wells. We do not take title to crude oil or produced water gathered and we do not own or operate produced water disposal wells.

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

Crude oil gathered on our Williston Basin gathering systems in Dunn and McKenzie Counties can be redelivered to our customers through interconnections to the BakkenLink Pipeline and the Dakota Access Pipeline. Crude oil gathered on our Williston Basin gathering systems in Williams and Mountrail Counties can be redelivered to our customers through interconnections to the Enbridge North Dakota Pipeline and the Dakota Access Pipeline.

We typically purchase the NGLs produced at our processing plants, and most of the NGLs are delivered into third-party pipelines and transported to Conway, Kansas, or Mont Belvieu, Texas, where the NGLs are exchanged for fractionated NGLs that are sold under contract or on the spot market. At our Cox City, Calumet and Wetumka plants, we operate depropanizers that allow us to extract propane from the NGL stream and sell propane to local markets. Additionally, we operate a fractionator at our Waskom plant and sell ethane, propane, butane and natural gasoline to local markets.

Customers. We generate revenues from producers in the basins in which we operate. For the year ended December 31, 2017, our top natural gas gathering and processing customers by gathered volumes were Continental Resources, Inc. (Continental), Vine Oil and Gas (Vine), GeoSouthern Energy Corporation (GeoSouthern), XTO, Tapstone Energy LLC (Tapstone), Apache Corporation (Apache), BP America Production Company (BP), affiliates of Chesapeake Energy Corporation (Chesapeake), Covey Park Energy LLC (Covey Park) and FourPoint Energy, LLC (FourPoint). For the year ended December 31, 2017, our top ten natural gas producer customers accounted for approximately 70% of our gathered natural gas volumes.

Our Williston Basin gathering systems serve XTO. The rates and terms of service on our Williston Basin crude oil gathering systems are regulated by FERC under the Interstate Commerce Act, but our Williston Basin produced water gathering systems are not FERC regulated. As of December 31, 2017, XTO was our only customer on these systems.

Contracts. Our contracts typically provide for natural gas and crude oil gathering services that are fee-based and for natural gas processing arrangements that are fee-based, or percent-of-liquids, percent-of-proceeds or keep-whole based.

•
Under a typical fee-based processing arrangement, we process the raw natural gas to extract the NGLs, purchase the NGLs from the producer less a fee, return the processed natural gas to the producer and sell the NGLs for our own account.

•
Under a typical percent-of-liquids processing arrangement, we process the raw natural gas to extract the NGLs, purchase the NGLs from the producer at a discount, return the processed natural gas to the producer and sell the NGLs for our own account.

•
Under a typical percent-of-proceeds processing arrangement, we process the raw natural gas to extract the NGLs, purchase the NGLs and an agreed upon percentage of the processed natural gas from the producer at a discount, return the remaining processed natural gas to the producer and sell the purchased natural gas and NGLs for our own account.

•
Under a typical keep-whole arrangement, we process raw natural gas to extract the NGLs, return a quantity of the processed natural gas to the producer that is equivalent to the raw natural gas on a Btu basis and retain and sell the NGLs for our own account.

For the year ended December 31, 2017, 58%, 35% and 7% of our inlet volumes were under processing arrangements that were fee-based, percent-of-proceeds or percent-of-liquids, and keep-whole, respectively. For the year ended December 31, 2017, 74% of our gathering and processing gross margin was fee-based, and the remaining 26% of our gathering and processing gross margin was primarily from sales of commodities, including natural gas, natural gas liquids and condensate received under percent-of-proceeds, percent-of-liquids and keep-whole arrangements.

In lean gas areas, such as the eastern Arkoma Basin and the Haynesville Shale of the Ark-La-Tex Basin, some of our natural gas gathering contracts contain minimum volume commitments from our customers. In addition, a portion of the crude oil gathered by our crude oil gathering system is under a contract with a minimum volume commitment. Under a minimum volume commitment, a customer agrees to either deliver a minimum volume of natural gas or crude oil to our system for service or pay the service fees for the minimum volume of natural gas or crude oil regardless of whether or not the minimum volume of natural gas or crude oil is delivered. We call any payment for the difference between the volume gathered and the minimum volume committed a shortfall payment. Some of our contracts provide our customers the option to elect to pay a higher gathering fee over the remaining term of the contract in lieu of making a shortfall payment. As of December 31, 2017, the percentage of our gathering and processing gross margin attributable to natural gas gathering contracts with minimum volume commitments, and the volume commitment-weighted average remaining terms of those contracts, were as follows:

	Anadarko Basin	Arkoma Basin	Ark-La-Tex Basin	Williston Basin (2)	Total
Percentage of gathering and processing gross margin attributable to gathering contracts with minimum volume commitments	—	7%	18%	2%	27%
Percentage attributable to shortfall payments (1)	—	80%	39%	—	47%
Volume commitment-weighted average remaining contract term (in years)	—	5.9	2.1	11.2	3.7
____________________

(1)	Represents the percentage of gathering and processing gross margin from gathering contracts with minimum volume commitments that were attributable to shortfall payments.

(2)	Under the Williston Basin contracts, if the customer ships in excess of the minimum volume, this volume commitment could end before the expiration of the contract term.

For our gathering and processing contracts that do not have minimum volume commitments, we strive to obtain acreage dedications. Under an acreage dedication, a customer agrees to deliver all of the natural gas or crude oil produced from a given area to our system for gathering, and, if applicable, processing. As of December 31, 2017, the gross acres dedicated under gathering agreements and the volume-weighted average remaining term for all gathering and processing contracts were as follows:

	Anadarko Basin	Arkoma Basin	Ark-La-Tex Basin	Williston Basin	Total
Gross acreage dedication (in millions)	5.0	1.7	0.8	0.2	7.7
Volume-weighted average remaining contract term (in years)	6.1	2.3	5.4	11.9	5.5

Construction. Our gathering and processing business involves the construction of natural gas and crude oil gathering assets and natural gas processing assets as needed to serve our existing and new customers. For example, during the year ended December 31, 2017, we constructed 210 miles of gathering pipelines, added 59,600 horsepower of compression and invested $264 million in the construction of gathering and processing assets. In addition, the Partnership entered into an agreement to deliver approximately 400 MMcf/d of rich natural gas from the Anadarko Basin to north Texas, providing a new market outlet for growing Anadarko Basin production. The project is expected to be in service by the end of the second quarter of 2018. Even with the 400 MMcf/d of processing capacity provided by this project, the Partnership anticipates that there will be a need to resume construction of the previously announced Wildhorse Plant, a cryogenic processing facility we plan to connect to our super-header system in Garvin County Oklahoma, though likely not before 2019.

Acquisitions. In the fourth quarter of 2017, we acquired Align Midstream, LLC, a midstream company with natural gas gathering and processing facilities in the Cotton Valley and Haynesville plays of the Ark-La-Tex Basin. The acquisition included approximately 190 miles of natural gas gathering pipelines across Rusk, Panola and Shelby counties in Texas and DeSoto Parish in Louisiana and a cryogenic natural gas processing plant in Panola County, Texas, with a capacity of 100 MMcf/d.

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

Competition to gather crude oil and produced water is primarily a function of rates, terms of service, system reliability and construction cycle time. The rates and terms of service of our crude oil gathering, but not our produced water gathering, are FERC regulated. Our Williston Basin gathering systems compete with other gatherers, including those affiliated with producers and other midstream companies.

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

The following table sets forth certain information regarding our transportation and storage assets as of or for the year ended December 31, 2017:

Transportation and Storage
Asset	Length (miles)	Compression (Horsepower)	Average Throughput (TBtu/d)		Transportation Capacity (Bcf/d) (1)		Transportation Firm Contracted Capacity (Bcf/d) (2)		Storage Capacity (Bcf)		Storage Firm Contracted Capacity (Bcf/d)
EGT	5,900	382,600	2.4		6.5		4.58		30.5		22.92
MRT	1,600	119,700	0.8		1.7		1.63		31.5		28.77
EOIT	2,200	218,900	1.9	(3)	—	(3)	—		24.0		11.50
Subtotal	9,700	721,200	5.1		8.2		6.21		86.0		63.19
SESH	290	107,800	—	(5)	1.1	(4)	—	(5)	—	(5)	—	(5)
Total	9,990	829,000	5.1		9.3		6.21		86.0		63.19
__________________________

(1)	Actual volumes transported per day may be less than total firm contracted capacity based on demand.

(2)	Transportation Firm Contracted Capacity includes contracts with affiliates and our subsidiaries.

(3)
Our EOIT pipeline system is a web-like configuration with multidirectional flow capabilities between numerous receipt and delivery points, which limits our ability to determine an overall system capacity. During the year ended December 31, 2017, the peak daily throughput was 2.3 TBtu/d or, on a volumetric basis, 2.3 Bcf/d.

(4)	SESH has 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.

(5)	We own a 50% interest in SESH and as such, do not include certain information regarding its transportation and storage assets in the table set forth above.

 Our transportation and storage assets were designed and built to primarily serve large natural gas and electric utilities in our areas of operation. In addition, our transportation and storage assets serve natural gas producers, industrial end users and natural gas marketers. For the year ended December 31, 2017, our top transportation and storage customers by revenue were affiliates of CenterPoint Energy, Spire Inc. (Spire), American Electric Power Co. (AEP), OGE Energy, Continental, XTO, Chesapeake, Midcontinent Express Pipeline LLC (MEP), Entergy Corporation (Entergy) and Shell Energy North America (Shell).

From time to time, our transportation and storage business involves the construction of natural gas pipelines as needed to serve our existing and new customers. For example, during the year ended December 31, 2017, we added 4,500 horsepower of compression and invested $51 million in the construction of transportation pipelines. In April 2017, EGT announced the Cana and STACK Expansion (CaSE) project, a system expansion providing firm transportation service for growing Anadarko Basin production. The project’s foundation shipper, Newfield Exploration Company, entered into a 205,000 Dth/d firm natural gas transportation agreement with EGT. The 10-year contract is expected to start at an initial capacity of 45,000 Dth/d in early 2018 and grow to the full contracted capacity by the fourth quarter of 2018. In addition, we are currently building an approximately 80-mile pipeline to expand the EOIT system in connection with a 228,000 Dth/d firm natural gas transportation agreement with OGE Energy that is expected to be in-service in late 2018.

Our transportation assets include approximately 10,000 miles of transportation pipelines in Texas, Oklahoma, Arkansas, Louisiana, Kansas and Missouri, providing access to natural gas supplies from the Anadarko, Arkoma and Ark-La-Tex Basins to natural gas consuming markets in the Southeastern, Northeastern and Midwestern United States. Our storage assets, as of December 31, 2017, provide a combined capacity of 86.0 Bcf with 2.1 Bcf/d of aggregate maximum withdrawal capacity from our seven storage facilities in Oklahoma, Louisiana and Illinois and from our undivided 1/12th interest in the Bistineau Storage Facility in Louisiana. Boardwalk Pipeline Partners, LP owns an undivided 11/12th interest in, and operates, the Bistineau Storage Facility. In addition, we have contracted for 2.5 Bcf of firm storage capacity in Cardinal’s Perryville salt cavern storage facility.

St. Jacob
Indiana
Illinois
Kansas
Missouri
Kentucky
Tennessee
Oklahoma
Wetumka
Stuart
Arkansas
Ada
Chiles
Dome
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

EGT

EGT provides natural gas transportation and storage services primarily to customers in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas. In addition to 5,900 miles of interstate pipelines with capacity of 6.5 Bcf/d, EGT has two underground natural gas storage facilities in Oklahoma and one underground natural gas storage facility in Louisiana, which, as of December 31, 2017, operate at a combined capacity of 30.5 Bcf with 739 MMcf/d of aggregate maximum withdrawal capacity.

Kansas
Missouri
Oklahoma
Arkansas
Mississippi
Texas
Louisiana
Ada
Chiles
Dome
Ruston
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

Customers. EGT primarily serves LDCs owned by CenterPoint Energy, producers in key plays in the Mid-continent, power plants, other LDCs and industrial end-users. EGT’s customers are primarily located in Arkansas, Louisiana, Oklahoma and Texas. For the year ended December 31, 2017, approximately 28% of EGT’s service revenue was attributable to contracts with LDCs owned by CenterPoint Energy with a volume-weighted average contract life of 3.0 years for transportation contracts and 3.2 years for storage contracts. In addition to CenterPoint Energy’s LDCs, EGT’s other major customers include Continental, AEP, Chesapeake and XTO.

Contracts. Although EGT has established maximum rates for interstate transportation and storage services as required by FERC, EGT is authorized to enter into negotiated rate and discounted rate agreements with its customers. EGT’s services are typically provided under firm, fee-based transportation and storage agreements. For the year ended December 31, 2017, approximately 53% of our transportation and storage gross margin was derived from EGT’s firm contracts, 70% of EGT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 3.2 years, and 75% of EGT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 3.2 years. EGT’s firm transportation contracts representing 10% of CenterPoint Energy’s LDCs firm transportation capacity are scheduled to expire in March 2018 and 90% are scheduled to expire in March 2021. All of CenterPoint Energy’s LDCs firm storage contracts with EGT are scheduled to expire in March 2021.

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

MRT

MRT provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois. In addition to 1,600 miles of interstate pipelines with capacity of 1.7 Bcf/d, MRT has one underground natural gas storage facility in Louisiana and one underground natural gas storage facility in Illinois, which, as of December 31, 2017, operate at a combined capacity of 31.5 Bcf with 717 MMcf/d of aggregate maximum withdrawal capacity.

St. Jacob
Indiana
Illinois
Kansas
Missouri
Kentucky
Tennessee
Oklahoma
Arkansas
Alabama
Mississippi
Texas
Unionville Storage
Louisiana
Florida
ENABLE
MIDSTREAM PARTNERS
Facilities
Interstate Storage
Pipelines
MRT Pipelines
No1248B

Mississippi River Transmission System

Interconnections and Delivery Points. MRT receives natural gas from a variety of interstate and intrastate pipelines through its interconnections and delivers natural gas primarily to the St. Louis market. Those interconnections include EGT, Gulf South,

NGPL, Ozark Gas Transmission, Texas Eastern, Texas Gas and Trunkline. From MRT’s West Line, we provide our customers with access to supply from East Texas and North Louisiana, including the Haynesville Shale. From MRT’s mainline, we provide our customers with access to supply from the Anadarko, Arkoma and Ark-La-Tex basins and from and the Fayetteville Shale though our interconnection with EGT, Texas Gas and Ozark Gas Transmission. From MRT’s East Line, we provide our customers with access to supply from the Mid-continent and the Marcellus Shale through our interconnections with NGPL and Trunkline. As a result, MRT provides the St. Louis market with access to natural gas from a variety of major producing basins across the U.S.

Customers. MRT primarily serves the St. Louis LDC owned by Spire. For the year ended December 31, 2017, 61% of MRT’s service revenue was attributable to Spire under contracts with a volume-weighted average contract life of 1.3 years for transportation contracts and 1.4 years for storage contracts. MRT’s other customers include utilities and industrial end users. MRT’s customers are primarily located in Arkansas, Missouri and Illinois.

Contracts. MRT’s services are typically provided under firm, fee-based transportation and storage agreements, with rates and terms of service regulated by FERC. For the year ended December 31, 2017, approximately 14% of our transportation and storage gross margin was derived from MRT’s firm contracts, 96% of MRT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 1.9 years and 91% of MRT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 1.6 years. MRT’s firm transportation contracts representing 63% of Spire’s firm transportation capacity are scheduled to expire in July 2018 and 37% of Spire’s firm transportation capacity are scheduled to expire in July 2020. All of Spire’s firm storage contracts are scheduled to expire in May 2019.

In January 2017, Spire filed an application with FERC to construct the Spire STL Pipeline, which would be an additional interstate pipeline serving the St. Louis market. Subject to receiving approval of the proposed project from FERC, Spire has indicated that it is targeting an early to mid-2019 in-service date for this pipeline. If Spire constructs this pipeline, we anticipate that its need for firm transportation and storage capacity on MRT will decrease.

Seasonality. Customer demand for natural gas on MRT is usually greater during the winter, primarily due to LDC demand to serve residential and commercial natural gas requirements. In addition, MRT experiences seasonal impacts associated with storage spreads and basis spreads on market-based pipelines.

Competition. MRT competes with various intrastate pipelines providing natural gas to the St. Louis market. In addition, MRT, from time-to-time, competes with potential projects to connect one or more third party interstate pipelines to the St. Louis market, such as the proposed Spire STL Pipeline. Our management views the principal elements of competition among pipelines as rates, terms of service, flexibility and reliability of service. MRT, through its interconnections with a variety of interstate and intrastate pipelines and its access to supply from a variety of producing basins, provides our customers with access to a variety of natural gas supply sources.

Intrastate Transportation and Storage

Our intrastate transportation and storage assets consist primarily of EOIT. EOIT provides transportation and storage services in Oklahoma. Our EOIT system delivers natural gas from the Arkoma and Anadarko Basins, including growth areas in the Cana Woodford, Granite Wash, Cleveland, Tonkawa, SCOOP, STACK and Mississippi Lime Shale plays in western Oklahoma and the Texas Panhandle, to utilities and industrial end users connected to EOIT and to interstate and intrastate pipelines interconnected with EOIT. EOIT had 1.88 TBtu/d of average daily throughput for the year ended December 31, 2017. In addition to 2,200 miles of intrastate pipelines, EOIT has two underground natural gas storage facilities in Oklahoma, which, as of December 31, 2017 operate at a combined capacity of 24 Bcf with 605 MMcf/d of aggregate maximum withdrawal capacity. As of December 31, 2017, our intrastate transportation also included a 20-mile intrastate pipeline in Illinois. This 20-mile intrastate pipeline became part of the MRT system on January 1, 2018.

Kansas
Missouri
Arkansas
Oklahoma
Texas
Wetumka
Stuart
ENABLE
MIDSTREAM PARTNERS
Intrastate Pipeline & Storage
Facilities
Intrastate Storage
Pipelines
Intrastate Pipelines
Leased
No1244

Interconnections and Delivery Points. EOIT has 75 interconnections and EOIT interconnects with EGT and 12 third-party interstate and intrastate natural gas pipelines, including ANR Pipeline, El Paso Natural Gas Pipeline, Gulf Crossing Pipeline Company LLC, MEP, Natural Gas Pipeline Company of America, Northern Natural Gas Company, ONEOK Gas Transmission, Ozark Gas Transmission, L.L.C., Panhandle Eastern Pipe Line, Postrock KPC Pipeline, LLC, Southern Star Central Gas Pipeline and ONEOK Western Trails Pipeline, L.L.C. In addition, EOIT connects to 43 end-user customers, including 16 natural gas-fired electric generation facilities in Oklahoma.

Customers. EOIT’s customers include Oklahoma’s two largest electric utilities, OG&E and Public Service Company of Oklahoma, an affiliate of AEP (PSO). For the year ended December 31, 2017, approximately 6% of our total transportation and storage gross margin was attributable to a firm contract with our affiliate OG&E, and approximately 3% of our transportation and storage gross margin was attributable to a firm contract with PSO. Our transportation agreement with OG&E extends through April 30, 2019, and will remain in effect year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. Our transportation agreement with PSO extends through December 31, 2020 and includes the option for a one-year extension. EOIT’s customers also include other electric generators, LDCs, Arkoma and Anadarko Basin producers and industrial end users.

Contracts. EOIT provides fee-based firm and interruptible transportation and storage services on both an intrastate basis and, pursuant to Section 311 of the NGPA, on an interstate basis. For the year ended December 31, 2017, approximately 21% of our transportation and storage gross margin was derived from EOIT’s firm contracts. EOIT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 5.5 years and EOIT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 0.9 years.

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

Our Investment in SESH

SESH is an approximately 290-mile interstate pipeline that provides transportation services in Louisiana, Mississippi and Alabama. We own a 50% interest in SESH and provide field operations for the pipeline. Spectra Energy Partners, LP owns the remaining 50% interest in SESH and provides gas control and commercial operations for the pipeline. As of December 31, 2017, SESH had 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.

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

Customers and Contracts. SESH’s customers are primarily companies that generate electricity for the Florida power market. The rates charged by SESH for interstate transportation services are regulated by FERC. SESH’s transportation services are typically provided under firm, fee-based negotiated rate agreements. SESH’s transportation contracts have a volume-weighted average remaining contract life of 4.4 years.

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

Market Behavior Rules; Posting and Reporting Requirements

On August 8, 2005, Congress enacted the EPAct of 2005. Among other matters, the EPAct of 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulation to be prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. On January 19,

2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provisions of the EPAct of 2005. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering to the extent such transactions do not have a “nexus” to jurisdictional transactions. The EPAct of 2005 also amends the NGA and the NGPA to give FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules and orders, up to approximately $1.2 million per day per violation for violations occurring after August 8, 2005. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation. In connection with this enhanced civil penalty authority, FERC issued a revised policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. If we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. In addition, the CFTC is directed under the Commodities Exchange Act, or CEA, to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1.1 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.

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

Intrastate Natural Gas Pipeline and Storage Regulation

Our intrastate natural gas pipeline and Hinshaw pipelines are subject to state regulation of rates and terms of service, but the scope of such regulation varies state to state. In Oklahoma, our intrastate pipeline system (EOIT) is subject to limited regulation by the Oklahoma Corporation Commission, or the OCC. Oklahoma has a non-discriminatory access requirement, which is subject to a complaint-based review. EOIT’s rates and terms of service are not subject to regulation by the OCC. In 2017, our Hinshaw pipeline system in Illinois was subject to regulation by the Illinois Commerce Commission. The Illinois Commerce Commission’s regulation of this asset ended on January 1, 2018, when it became part of MRT.

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

We also had a pipeline in Illinois that was subject to regulation in 2017 by the Illinois Commerce Commission as a “Hinshaw pipeline.” Under Section 1(c) of the NGA, a Hinshaw pipeline is exempt from FERC’s NGA regulation if its operations are within a single state, if any gas received from interstate sources is received within the state and if its service is regulated by the state commission. A Hinshaw pipeline may, and our Illinois pipeline did, provide services in interstate commerce pursuant to limited jurisdiction certificate authority under Section 284.224(c) of FERC’s regulations, thereby subjecting itself to the same type of limited FERC jurisdiction imposed on intrastate pipelines engaged in Section 311 service. This Illinois pipeline became part of the MRT system on January 1, 2018.

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

Natural Gas Gathering and Processing Regulation

Section 1(b) of the NGA exempts natural gas gathering and processing facilities from the jurisdiction of the FERC. Although the FERC has not made formal determinations with respect to all of our facilities we consider to be gathering facilities, management believes that our natural gas gathering pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and is therefore not subject to FERC’s NGA jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities is subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation under the NGA and that the facility provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.
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

Sales of Natural Gas

The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. However, as noted above, with regard to our physical purchases and sales of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

Crude Oil Gathering Regulation

Crude oil gathering pipelines that provide interstate transportation service may be regulated as common carriers by FERC under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. We have two transportation systems that transport crude oil in interstate commerce and are located in the Bakken producing region of North Dakota. The ICA and FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and are to be non-discriminatory or not confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. The FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.

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

Under the ICA, FERC does not have authority over the siting of oil transportation assets nor over the abandonment of facilities or services. Accordingly, no approval from FERC is necessary prior to placing a new petroleum pipeline project in operation. However, FERC highly encourages carriers to file a Petition for Declaratory Order to seek regulatory assurances for key terms of service offered during an open season. As long as the shippers on our Bakken crude oil gathering system move oil in interstate commerce, our crude oil gathering system will not be regulated by the North Dakota Public Service Commission.

Safety and Health Regulation

Pipeline Safety

Our pipeline facilities are subject to regulation under federal pipeline safety statutes and comparable state statutes. Federal pipeline safety statutes include the Natural Gas Pipeline Safety Act of 1968, or NGPSA, which provides for safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, and the Hazardous Liquid Pipeline Safety Act of 1979, and the HLPSA, which provides for safety requirements for the design, construction, operation and maintenance of hazardous liquids pipelines facilities, including NGL and crude oil pipelines. The NGPSA and the HLPSA have been subject to a number of amendments and supplements including the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or the PIPES Act, and the Pipeline Safety, Regulatory Certainty, Job Creation Act of 2011, or the 2011 Pipeline Safety Act, and the Securing America’s Future Energy Protecting our Infrastructure of Pipelines and Enhancing Safety Act.

We are regulated under federal pipeline safety statutes by DOT through PHMSA. PHMSA sets and enforces pipeline safety regulations and standards. PHMSA’s enforcement authority includes the ability to assess civil penalties for violations of pipeline safety regulations. Under the 2011 Pipeline Safety Act, PHMSA has civil penalty authority of up to $200,000 per day per violation, with a maximum of $2 million for any related series of violations. In addition to governing the design, construction, operation and maintenance of natural gas and hazardous liquids pipeline facilities, PHMSA’s regulations require the following for certain pipelines: an inspection and maintenance plan; an integrity management program, which includes the determination of pipeline integrity risks and periodic assessments of pipeline segments in high consequence areas; a drug and alcohol testing program; an operator qualification program, which includes training for personnel performing tasks covered by pipeline safety rules; a public awareness program, which provides relevant information to residents, public officials and emergency responders; and a control room management plan.

As part of regulating pipeline safety, PHMSA periodically promulgates pipeline safety regulations. For example, in December 2016, PHMSA published an interim final rule providing pipeline safety regulations for underground natural gas storage, and in April 2017, PHMSA published a final rule increasing the maximum penalties for violating federal safety standards. PHMSA also periodically publishes advisory bulletins. For example, in January 2011, PHMSA published an advisory bulletin stating that operators of natural gas and hazardous liquid pipeline facilities should perform detailed threat and risk analyses that integrate accurate data and information from their entire pipeline system and to utilize these risk analyses in the identification of appropriate assessment methods and preventive and mitigative measures, and in May 2012, PHMSA published an advisory bulletin stating that operators of gas and hazardous liquid pipeline facilities should verify records relating to operating specifications for maximum allowable operating pressure, MAOP, for gas pipelines and maximum operating pressure, or MOP, for hazardous liquid pipelines.

Federal pipeline safety regulations contain an exemption that applies to gathering lines in certain rural locations. A substantial portion of our gathering lines qualify for that exemption and are currently not regulated under federal law. However, PHMSA is completing a congressionally-mandated review of the adequacy of the existing federal and state regulations for gathering lines and has indicated that it may apply additional safety standards to rural gas gathering lines in the future.

States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for administering and enforcing intrastate pipeline regulations at least as stringent as the federal standards. For example, the OCC administers the intrastate pipeline safety program in Oklahoma, and the Texas Railroad Commission administers the intrastate pipeline safety program in Texas. In practice, states vary in their authority and capacity to address pipeline safety.

In complying with current federal and state pipeline safety laws and regulations, we incur significant costs. In 2017, we incurred maintenance capital expenditures and operation and maintenance expenses of $39 million to comply with existing pipeline safety laws and regulations, including costs related to integrity assessments and repairs, threat and risk analyses, implementing preventative and mitigative measures, and conducting activities to support MAOP or MOP. We currently estimate that we will incur maintenance capital expenditures and operation and maintenance expenses of up to $285 million from 2018 through 2022 to comply with existing pipeline safety laws and regulations. While we cannot predict the outcome of legislative or regulatory initiatives, we anticipate that pipeline safety requirements will continue to become more stringent over time. As a result, we may incur significant additional costs to comply with any new pipeline safety laws and regulations associated with our pipeline facilities.

Occupational Health and Safety

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

Security

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

While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered by the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We have existing, and continue to develop, systems in place to monitor and address the risk of cyber-security breaches in our business, operations and control environments. We routinely review and update those systems as the nature of that risk requires. We are not aware of any cyber-security breach affecting any of our business, operations or control environments. A significant cyber-attack could have a material effect on our operations and those of our customers.

Environmental Regulation

General

Our operations are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations can restrict or impact our business activities in many ways, such as requiring permits to conduct our activities, limiting our emissions of materials into the environment, requiring emissions control equipment, regulating our construction to mitigate harm to protected species, restricting the way we can handle or dispose of waste, and requiring remediation to mitigate the impact of materials discharged into the environment in connection with our current operations or attributable to former operation. Compliance with these laws and regulations increases our capital expenditures and operating expenses, and any failure to comply with these laws and regulations could result in the assessment of significant administrative, civil and criminal liabilities, injunctions or other penalties.

We have adopted policies, procedures, and practices to comply with environmental laws and regulations, and we incur significant costs in connection with compliance. In 2017, we incurred approximately $7 million in maintenance capital expenditures and operation and maintenance expenses in connection with routine environmental compliance with existing laws and regulations, such as sampling, monitoring, testing, remediation, and permit compliance. We anticipate our expenditures for routine environmental compliance with existing laws and regulations will average $8 million per year for 2018 through 2020. We also incur, and expect to continue to incur, additional costs in connection with spill response and construction. With respect to construction, existing environmental laws and regulations impact the cost of planning, design, permitting, installation, and start-up. While we cannot predict the outcome of legislative or regulatory initiatives, we anticipate that environmental requirements will continue to become more restrictive over time. As a result, we may incur significant additional costs to comply with any new environmental laws and regulations applicable to our operations. For more information, please read Item 1A. “Risk Factors–Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.”

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

Climate Change

There has been a wide-ranging policy debate, both nationally and internationally, regarding climate change, greenhouse gases (GHG) emissions, and possible means for the regulation of GHG emissions. Examples of GHGs include methane, which is a primary component of natural gas, and carbon dioxide, which is a byproduct of the combustion of natural gas. Various laws and regulations exist or are under development to regulate the emission of GHGs, including EPA programs to control GHGs and state actions to develop statewide or regional programs to control GHGs. In addition, the United States Congress has, from time to time, considered adopting legislation to reduce GHG emissions.

The EPA has published findings that certain GHGs may endanger human health, and the EPA has adopted regulations requiring the reporting and permitting of GHG emissions under the CAA. Our operations are subject to those regulations. Those regulations include the “Mandatory Reporting of Greenhouse Gases Rule” that requires the annual calculation and reporting of GHG emissions from natural gas transmission, gathering and processing facilities which emit 25,000 metric tons or more of carbon dioxide equivalent per year and the permitting of large stationary sources of GHG under the CAA’s Prevention of Significant Deterioration and Title V programs.

Several states have adopted laws and regulations intended to reduce the emission of GHGs, including through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. However, the states where our operations are currently located (Alabama, Arkansas, Illinois, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, North Dakota, Tennessee, and Texas) are not among them.

While we cannot predict the outcome of legislative or regulatory initiatives, we anticipate that initiatives to reduce GHG emissions will continue to develop. The adoption of state or federal legislation or regulatory programs to reduce emissions of GHGs, including methane and carbon dioxide, could require us to incur increased operating costs, such as costs to purchase and operate emissions monitoring and control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the natural gas we gather, treat and transport. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. For more information, please read Item

1A. “Risk Factors–Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.”

National Environmental Policy Act (NEPA)

NEPA provides for an environmental impact assessment process in connection with certain projects that involve federal lands or require approvals by federal agencies. The NEPA process implicates a number of other environmental laws and regulations, including the Endangered Species Act, Migratory Bird Treaty Act, Rivers and Harbors Act, Clean Water Act, Bald and Golden Eagle Protection Act, Fish and Wildlife Coordination Act, Marine Mammal Protection Act and National Historic Preservation Act. The NEPA review process can be lengthy and subjective and can cause delays in projects. Our projects that are subject to the NEPA can include pipeline construction and pipeline integrity projects that involve federal lands or require approvals by federal agencies. Ineffective implementation of the NEPA process could cause significant impacts to such projects.

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

Hazardous Substances and Waste

Our operations are subject to federal and state environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes, and petroleum hydrocarbons. For instance, our operations are subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) and comparable state cleanup laws that impose liability, without regard to the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may, jointly and severally, be subject to strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Because we utilize various products and generate wastes that are considered hazardous substances for purposes of CERCLA, we could be subject to liability for the costs of cleaning up and restoring sites where those substances have been released to the environment.

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
Certain of our operations are also subject to the Oil Pollution Act (the OPA) which amends and augments oil spill provisions of the Clean Water Act and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines. A liable “responsible party” includes the owner or operator of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge, or in the case of offshore facilities, the lessee or permittee of the area in which a discharging facility is located. Under OPA, joint and several liability, without regard to fault, may be assigned for oil removal costs and a variety of public and private damages. Although defenses exist to the liability imposed by OPA, they are limited. In the event of an oil discharge or substantial threat of discharge, we may be liable for costs and damages.

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

State and federal regulatory agencies also recently focused on a possible connection between the operation of injection wells used for oil and gas wastewater disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the wastewater disposal process.

If new laws or regulations that significantly restrict hydraulic fracturing or wastewater disposal wells are adopted, such laws could lead to greater opposition to, and litigation concerning, related oil and gas producing activities and to operational delays or increased operating costs for our customers, which in turn could reduce the demand for our services. For more information, please read Item 1A. “Risk Factors–Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas production by our customers, which could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.”

Our Employees

As of December 31, 2017, we employ approximately 1,630 employees with an additional 139 individuals providing services to us as seconded employees of OGE Energy. Personnel remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy, in order to continue their participation in OGE Energy’s defined benefit and retiree medical plans. Please read Item 13. “Certain Relationships and Related Party Transactions—Employee Secondment” for a description of the agreements governing these relationships.

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

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to maintain or increase the distributions to holders of our common units.

We may not have sufficient available cash each quarter to enable us to maintain or increase the distributions to holders of our common units. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees and gross margins we realize with respect to the volume of natural gas, NGLs and crude oil that we handle;

•	the prices of, levels of production of, and demand for natural gas, NGLs and crude oil;

•	the volume of natural gas, NGLs and crude oil we gather, compress, treat, dehydrate, process, fractionate, transport and store;

•	the relationship among prices for natural gas, NGLs and crude oil;

•	cash calls and settlements of hedging positions;

•	margin requirements on open price risk management assets and liabilities;

•	the level of competition from other companies offering midstream services;

•	adverse effects of governmental and environmental regulation;

•	the level of our operation and maintenance expenses and general and administrative costs; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our general partner;

•	distributions paid on our Series A Preferred Units; and

•	other business risks affecting our cash levels.

Our contracts are subject to renewal risks.

As contracts with our existing suppliers and customers expire, we negotiate extensions or renewals of those contracts or enter into new contracts with other suppliers and customers. We may be unable to extend or renew existing contracts or enter into new contracts on favorable commercial terms, if at all. Depending on prevailing market conditions at the time of an extension or renewal, gathering and processing customers with fee based contracts may desire to enter into contracts under different fee arrangements, and gathering and processing customers with contracts that contain minimum volume commitments may desire to enter into contracts without minimum volume commitments. Likewise, our transportation and storage customers may choose not to extend or renew expiring contracts based on the economics of the related areas of production. To the extent we are unable to renew or replace our expiring contracts on terms that are favorable to us, if at all, or successfully manage our overall contract mix over time, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

We depend on a small number of customers for a significant portion of our gathering and processing revenues and our transportation and storage revenues. The loss of, or reduction in volumes from, these customers could result in a decline in sales of our gathering and processing or transportation and storage services and adversely affect our financial position, results of operations and ability to make cash distributions to our unitholders.

For the year ended December 31, 2017, 57% of our gathered natural gas volumes were attributable to the affiliates of Continental, Vine, GeoSouthern, XTO and Tapstone and 51% of our transportation and storage service revenues were attributable to affiliates of CenterPoint Energy, Spire, AEP, OGE Energy and Continental. The loss of all or even a portion of the gathering and processing or transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

Our business plan calls for investment in capital improvements and additions. For the year ending December 31, 2018, we estimate that expansion capital could range from approximately $450 million to $600 million and our maintenance capital could range from approximately $95 million to $125 million.

The construction of additions or modifications to our existing systems, and the construction of new midstream assets, involves numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control and may require the expenditure of significant amounts of capital, which may exceed our estimates. These projects may not be completed at the planned cost, on schedule or at all. The construction of new pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to labor costs, costs and availability of equipment and materials such as steel, labor shortages or weather or other delays, inflation or other factors, which could be material. In addition, the construction of these facilities is typically subject to the receipt of approvals and permits from various regulatory agencies. Those agencies may not approve the projects in a timely manner, if at all, or may impose restrictions or conditions on the projects that could potentially prevent a project from proceeding, lengthen its expected completion schedule and/or increase its anticipated cost. Moreover, our revenues and cash flows may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand an existing pipeline or construct a new pipeline, the construction may occur over an extended period of time, and we may not receive any material increases in revenues or cash flows until the project is completed. In addition, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. As a result, the new facilities may not be able to achieve our expected investment return, which could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

In connection with our capital investments, we may estimate, or engage a third party to estimate, potential reserves in areas to be developed prior to constructing facilities in those areas. To the extent we rely on estimates of future production in deciding to construct additions to our systems, those estimates may prove to be inaccurate either in volume or timing due to numerous uncertainties inherent in estimating future production. To the extent estimates of the volume of new production are inaccurate, new facilities may not be able to attract sufficient throughput to achieve expected investment return, which could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders. To the extent estimates in the timing of new production are inaccurate, new facilities may be constructed in advance of the actual need for capacity or may not be constructed in time to accommodate volume flows, which could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders. In addition, the construction of additions to existing gathering and transportation assets may require new rights-of-way prior to construction. Those rights-of-way to connect new natural gas supplies to existing gathering lines may be unavailable and we may not be able to capitalize on attractive expansion opportunities. Additionally, it may become more expensive to obtain new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

Natural gas, NGL and crude oil prices are volatile, and changes in these prices could adversely affect our financial position, results of operations and our ability to make cash distributions to unitholders.

Our financial position, results of operations and ability to make cash distributions to unitholders could be negatively affected by adverse changes in the prices of natural gas, NGLs and crude oil depending on factors that are beyond our control. These factors include demand for these commodities, which fluctuates with changes in market and economic conditions and other factors, including the impact of seasonality and weather, general economic conditions, the level of domestic and offshore natural gas production and consumption, the availability of imported natural gas, LNG, NGLs and crude oil, actions taken by foreign natural gas and oil producing nations, the availability of local, intrastate and interstate transportation systems, the availability and marketing of competitive fuels, the impact of energy conservation efforts, technological advances affecting energy consumption and the extent of governmental regulation and taxation.

Our natural gas processing arrangements expose us to commodity price fluctuations. In 2017, 7%, 35%, and 58% of our processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids, and fee-based, respectively. If the price at which we sell natural gas or NGLs is less than the cost at which we purchase natural gas or NGLs under these arrangements, then our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

At any given time, our overall portfolio of processing contracts may reflect a net short position in natural gas (meaning that we are a net buyer of natural gas) and a net long position in NGLs (meaning that we are a net seller of NGLs). As a result, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected to the extent the price of NGLs decreases in relation to the price of natural gas.

We are exposed to credit risks of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

We have been authorized by the Federal Energy Regulatory Commission, or FERC, to provide transportation and storage services at our facilities at negotiated rates. As of December 31, 2017, approximately 44% of our aggregate contracted firm transportation capacity on EGT and MRT and 44% of our aggregate contracted firm storage capacity on EGT and MRT, was subscribed under such “negotiated rate” contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies. If our costs increase and we are not able to recover any shortfall of revenue associated with our negotiated rate contracts, the cash flow realized by our systems could decrease and, therefore, the cash we have available for distribution to our unitholders could also decrease.

If third-party pipelines and other facilities interconnected to our gathering, processing or transportation facilities become partially or fully unavailable to us for any reason, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

We depend upon third-party pipelines to deliver natural gas to, and take natural gas from, our natural gas transportation systems and upon third-party pipelines to take crude oil from our crude oil gathering systems. We also depend on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of our processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. For example, an outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of our processing plants and gathering systems, and a prolonged outage or disruption could ultimately result in a reduction in the volume of natural gas we gather and NGLs we are able to produce. Additionally, we depend on third parties to provide electricity for compression at many of our facilities. Since we do not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within our control. If any of these third-party pipelines or other facilities become partially or fully unavailable to us for any reason, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We may obtain the rights to construct and operate our pipelines for a specific period of time on lands owned by governmental agencies, American Indian tribes, or other third parties, including on American Indian allotments, title to which is held in trust by the United States. A loss of these rights, through our inability to renew right-of-way contracts or otherwise, could cause us to cease operations temporarily or permanently on the affected land, increase costs related to the construction and continuing operations elsewhere, and adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

We own a 50% ownership interest in SESH. The remaining 50% ownership interests are held by Spectra Energy Partners, LP. CenterPoint Energy owns 54.1% of our common units, 100% of our Series A Preferred Units and a 40% economic interest in our general partner. Pursuant to the terms of the limited liability company agreement of SESH, as amended (the SESH LLC Agreement), if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its interests in us and in our general partner, or does not have the ability to exercise certain control rights, Spectra Energy Partners, LP could have the right to purchase our interest in SESH at fair market value, subject to certain exceptions.

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

Goodwill is evaluated for impairment on an annual basis as well as when events or circumstances change that would more likely than not reduce the fair value of a reporting unit is below its carrying amount. An impairment of goodwill is recognized if the carrying value of a reporting unit exceeds its fair value and the carrying amount of that reporting unit’s good will exceeds the implied value of that goodwill. For example, we recorded impairments to goodwill of $1,087 million during the year ended December 31, 2015. As a result, there was no goodwill recorded as of December 31, 2015 and 2016. As of December 31, 2017, we have goodwill of $12 million as a result of the acquisition of Align Midstream, LLC in the fourth quarter of 2017.

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

Our operations are subject to all of the risks and hazards inherent in the gathering, processing, transportation and storage of natural gas and crude oil, including:

•
damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires, earthquakes and other natural disasters, acts of terrorism and actions by third parties;

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

We have 139 employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who are seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. If seconding is terminated, employees of OGE Energy that we determine to hire are under no obligation to accept our offer of employment on the terms we provide, or at all.

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

CenterPoint Energy has publicly disclosed that it is evaluating strategic alternatives for its investment in the Partnership. CenterPoint Energy has disclosed that the alternatives may include a sale of all or a portion of the interests that it owns in the Partnership and the General Partner, that if the sale option is not viable it intends to reduce its ownership in the Partnership over time through a sale of the common units it holds in the public equity markets subject to market conditions, and that there can be no assurances that these evaluations will result in any specific action. CenterPoint Energy’s disclosure, as well as any sales by CenterPoint Energy of the common units it holds in the public equity markets, could have an adverse impact on the market for our common units, including our ability to issue equity on favorable terms to fund our capital needs or at all.

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

As of December 31, 2017, we had approximately $2.6 billion of long-term debt outstanding, excluding the premiums on senior notes. In addition, as of December 31, 2017, we had $405 million outstanding under our commercial paper program and $450 million outstanding under the 2015 Term Loan Agreement. We have a $1.75 billion Revolving Credit Facility for working capital, capital expenditures and other partnership purposes, including acquisitions, of which $1.3 billion was available as of February 1, 2018. We have the ability to incur additional debt, subject to limitations in our credit facilities. The levels of our debt could have important consequences, including the following:

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

Under our omnibus agreement, both CenterPoint Energy and OGE Energy are prohibited from, directly or indirectly, owning, operating, acquiring or investing in any business engaged in midstream operations located within the United States, other than through us. This requirement applies to both CenterPoint Energy and OGE Energy for so long as either CenterPoint Energy or OGE Energy holds any interest in our general partner or at least 20% of our common units. However, if CenterPoint Energy or OGE Energy acquires any business with midstream operations assets that have a value in excess of $50 million (or $100 million in the aggregate with such party’s other acquired midstream operations assets that have not been offered to us), the acquiring party will be required to offer to us such assets for such value. If we do not purchase such assets, the acquiring party will be free to retain and operate such midstream assets, so long as the value of the assets does not reach certain thresholds.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If our efforts to maintain an effective system of internal controls are not successful, we are unable to maintain adequate controls over our financial processes and reporting in the future or we are unable to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

Cybersecurity attacks or other disruptions of our systems, networks and technology could adversely impact our financial position, results of operations and ability to make cash distributions to unitholders.

We have become increasingly dependent on the systems, networks and technology that we use to conduct almost all aspects of our business, including the operation of our gathering, processing, transportation and storage assets, the recording of commercial transactions, and the reporting of financial information. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our vendors, customers and other business partners. Any disruption of these systems, networks and technology could disrupt the operation of our business. Disruptions can result from a variety of causes, including natural disasters, the failure of software or equipment, and manmade events, such as cybersecurity attacks or information security breaches. Cybersecurity attacks and information security breaches could result in the unauthorized use of confidential, proprietary or other information and in the disruption of our critical business functions and operations, adversely affecting our reputation, and subjecting us to possible legal claims and liability. In addition, we are not fully insured against all cybersecurity risks.

Terrorist attacks or other physical security threats could adversely affect our business.

Our gathering, processing, transportation and storage assets may be targets of terrorist activities or other physical security threats that could disrupt our ability to conduct our business. It is possible that any of these occurrences, or a combination of them, could adversely affect our financial position, results of operations, and ability to make cash distributions to unitholders. In addition, any physical damage to our assets resulting from acts of terrorism may not be fully covered by our insurance.

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

We are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase our costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. For instance, in May 2016, the EPA issued final New Source Performance Standards governing methane emissions imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage, and transmission facilities. These rules have required changes to our operations, including the installation of new equipment to control emissions. Additionally, several states are pursuing similar measures to regulate emissions of methane from new and existing sources. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations. Future federal and state regulations relating to our gathering and processing, transmission, and storage operations remain a possibility and could result in increased compliance costs on our operations. Furthermore, if new or more stringent federal, state or local legal restrictions are adopted in areas where our oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which could adversely affect demand for our services to those customers.

There is inherent risk of the incurrence of environmental costs and liabilities in our operations due to our handling of natural gas, NGLs, crude oil, and produced water, as well as air emissions related to our operations and historical industry operations and waste disposal practices. These matters are subject to stringent and complex federal, state and local laws and regulations governing environmental protection, including the discharge of materials into the environment and the protection of plants, wildlife, and natural and cultural resources. These laws and regulations can restrict or impact our business activities in many ways, such as restricting the way we can handle or dispose of wastes or requiring remedial action to mitigate pollution conditions that may be caused by our operations or that are attributable to former operators. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of wastes on, under or from our properties and facilities, many of which have been used for midstream activities for a number of years, oftentimes by third parties not under our control. Private parties, including the owners of the properties through which our gathering and transportation systems pass and facilities where our wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of our pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may be unable to recover these costs from insurance. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase compliance costs and the cost of any remediation that may become necessary. Further, stricter requirements could negatively impact our customers’ production and operations, resulting in less demand for our services.

Increased regulation of hydraulic fracturing and waste water injection wells could result in reductions or delays in natural gas production by our customers, which could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

Some states have adopted, and other states have considered adopting, legal requirements that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, in some cases banning hydraulic fracturing entirely. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which activities could adversely affect demand for our services to those customers.

State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In March 2017, the United States Geological Survey produced an updated seismic hazard survey that forecasted lower earthquake rates in regions of induced activity, but still showed significantly elevated hazards in the central and eastern United States. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. For example, the Oklahoma Corporation Commission (OCC) has implemented volume reduction plans, and at times required shut-ins, for disposal wells injecting wastewater from oil and gas operations into the Arbuckle formation. In December 2016, the OCC also released well completion seismicity guidelines for operators in the SCOOP and STACK that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal. Additional legislation or regulation could also lead to operational delays or increased operating costs for our customers, which in turn could reduce the demand for our services.

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

In addition, the U.S. Congress has in the past and may in the future consider legislation to reduce emissions of greenhouse gases, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. From time to time, the United States Congress has considered adopting legislation to limit GHG emissions. A number of state and regional efforts have also emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Any such future laws and regulations imposing reporting obligations on, or limiting emissions of, GHGs could require us to incur costs to reduce emissions of GHGs. Substantial limitations on GHG emissions could also adversely affect demand for oil and natural gas. Depending on the particular program, we could in the future be required to purchase and surrender emission allowances or otherwise undertake measures to reduce greenhouse gas emissions. Any additional costs or operating restrictions associated with new legislation or regulations regarding greenhouse gas emissions could adversely affect the demand for our services and our financial position, results of operations and ability to make cash distributions to unitholders.

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPACT 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1 million per day for each violation and possible criminal penalties of up to approximately $1.2 million per violation.

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

On December 22, 2017, legislation known as the “Tax Cuts and Jobs Act” was enacted, which reduced the highest marginal United States federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. Following the effective date of the law, the FERC orders granting certificates to construct proposed pipeline facilities have directed pipelines proposing new rates for service on those facilities to re-file such rates so that the rates reflect the reduction in the corporate tax rate, the FERC has issued data requests in pending certificate proceedings for proposed pipeline facilities requesting pipelines to explain the impacts of the reduction in the corporate tax rate on the rate proposals in those proceedings and to provide re-calculated initial rates for service on the proposed pipeline facilities, and filings have been made at the FERC requesting that the FERC require pipelines to lower their transportation rates to account for lower corporate taxes. Our current tariff rates on file with FERC incorporate the federal income tax rates that were in effect at the time those tariff rates were established. If FERC requires us to establish new tariff rates that reflect a lower federal corporate income tax rate, it is possible the rates would be reduced, which could adversely affect our financial position, results of operations and ability to make cash distributions to our unitholders.

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

Certain of our pipeline operations are subject to pipeline safety laws and regulations. The U.S. Department of Transportation’s (DOT) Pipeline and Hazardous Materials Safety Administration (PHMSA) regulates safety requirements for the design, construction, maintenance and operation of PHMSA jurisdictional natural gas and hazardous liquids pipeline facilities. All of our interstate and intrastate natural gas transportation pipeline facilities are PHMSA jurisdictional and certain of our natural gas gathering, NGL, and crude oil pipeline facilities are PHMSA jurisdictional. Among other things, these laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures for pipelines located in “high consequence areas.” The regulations require operators, including us, to, among other things:

•	perform ongoing assessments of pipeline integrity;

•	develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•	identify and characterize applicable threats that could impact a high consequence area;

•	improve data collection, integration, and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating action.

Failure to comply with PHMSA or comparable state pipeline safety regulations could result in a number of consequences which may have an adverse effect on our operations. We incur significant costs associated with our compliance with existing PHMSA and comparable state pipeline regulations. We currently estimate that we will incur maintenance capital expenditures and operation and maintenance expenses of up to $285 million from 2018 through 2022 to comply with existing pipeline safety laws and regulations related to integrity assessments and repairs. We may incur significant cost associated with repair, remediation, preventive and mitigation measures associated with our integrity management programs for pipelines that are not currently subject to regulation by PHMSA.

Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us. For example, in August 2011, PHMSA published an advance notice of proposed rulemaking (ANPRM) in which the agency was seeking public comment on a number of changes to regulations governing the safety of gas transmission pipelines and gathering lines, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. On April 8, 2016, the Pipeline and Hazardous Materials Safety Administration published a notice of proposed rulemaking (NPRM) responding to several of the integrity management topics raised in the August 2011 ANPRM and proposing new requirements to address safety issues for natural gas transmission and gathering lines that have arisen since the issuance of the ANPRM. The proposed rule would strengthen existing integrity management requirements, expand assessment and repair requirements to pipelines in areas with medium population densities, and extend regulatory requirements to onshore gas gathering lines that are currently exempt. Comments were due July 7, 2016. PHMSA issued, but has yet to publish, a similar rule for hazardous liquids (including oil) pipelines on January 13, 2017. This rule extends regulatory reporting requirements to all liquid gathering lines, require additional event-driven and periodic inspections, require use of leak detection systems on all hazardous liquid pipelines, modify repair criteria, and require certain pipelines to eventually accommodate inline inspection tools. It is unclear when or if this rule will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. We are still monitoring and evaluating the effect of these requirements and proposals on our operations. Proposed rulemakings such as the NPRMs published on October 13, 2015 and April 8, 2016 could expand the scope of the natural gas and hazardous liquids integrity management programs and other related pipeline safety regulations to include additional requirements or previously exempt pipelines. We have not estimated the cost of complying with any proposed changes to the regulations administered by PHMSA or state pipeline safety regulators.

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

•
Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders.

•	Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

•
The Partnership Agreement permits us to classify up to $300 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the incentive distribution rights.

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

Our Partnership Agreement includes certain requirements regarding those investors who may own our common and preferred units. Eligible Holders are limited partners whose (i) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or an analogous regulatory body and (ii) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If the unitholder is not an Eligible Holder, in certain circumstances as set forth in our Partnership Agreement, the unitholder’s units may be redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

In addition, because we are required to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or in our credit facilities that limit our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.

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

We cannot assure you that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances warrant. If any of our credit ratings are below investment grade, we may have higher future borrowing costs and we or our subsidiaries may be required to post cash collateral or letters of credit under certain contractual agreements. If cash collateral requirements were to occur at a time when we were experiencing significant working capital requirements or otherwise lacked liquidity, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

The credit and business risk profiles and the business plans of our sponsors could adversely affect our credit ratings and profile.

The credit and business risk profiles and the business plans of our sponsors may be factors in credit evaluations of us because, through their indirect ownership of our general partner, they can influence our business activities, including our cash distribution strategy, acquisition strategy, and business risk profile. The financial conditions of CenterPoint Energy and OGE Energy, including the degree of their financial leverage and their dependence on cash flows from us, as well as their business plans with respect to their investment in us, may be considered by credit rating agencies in their assessment of our credit ratings and profile.

CenterPoint Energy and OGE Energy, which indirectly own our general partner, have indebtedness outstanding and are partially dependent on the cash distributions from their general partner and limited partner interests in us to service such indebtedness and pay dividends on their common stock. Any distributions by us to such entities will be made only after satisfying our then-current obligations to our creditors. Our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of the entities that control our general partner were viewed as substantially lower or riskier than ours.

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

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the Board of Directors determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullets above, then it will be presumed that, in making its decision, the Board of Directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Our general partner has the right, if it has received incentive distributions at the highest level to which it is entitled (50%) for each of the prior four consecutive fiscal quarters and the amount of each such distribution did not exceed the adjusted operating surplus for such quarter, respectively, to reset the initial minimum quarterly distribution and cash target distribution levels at higher levels based on the average cash distribution amount per common unit for the two fiscal quarters prior to the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the reset minimum quarterly distribution) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

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

The unitholders are unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent its removal. The vote of the holders of at least 75% of all outstanding units voting together as a single class is required to remove our general partner. As of February 1, 2018, affiliates of our general partner owned 79.8% of our aggregate outstanding common units.

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

Affiliates of our general partner may sell common units in the public or private markets, which could have an adverse impact on the trading price of the common units and may sell their interest in our general partner, which may impact our strategic direction.

As of February 1, 2018, CenterPoint Energy held 233,856,623 common units and 14,520,000 Series A Preferred Units, and OGE Energy held 110,982,805 common units. Our Series A Preferred Units are convertible into common units upon a change of control or certain fundamental transactions at the option of the holders of such units. Both our common units held by CenterPoint Energy and OGE Energy, as well as our Series A Preferred Units held by CenterPoint Energy, are subject to certain registration rights. In addition, CenterPoint Energy has publicly disclosed that it is evaluating strategic alternatives for its investment in the Partnership. CenterPoint Energy has disclosed that the alternatives may include a sale of all or a portion of the interests that it owns in the Partnership and the General Partner, that if the sale option is not viable it intends to reduce its ownership in the Partnership over time through a sale of the common units it holds in the public equity markets subject to market conditions, and that there can be no assurances that these evaluations will result in any specific action. CenterPoint Energy’s disclosure, as well as any sales by CenterPoint Energy of the common units it holds in the public equity markets, could have an adverse impact on the market for our common units, including our ability to issue equity on favorable terms to fund our capital needs or at all. Any sale of our general partner by CenterPoint Energy or OGE Energy may impact our strategic direction, business or results of operations.

Our general partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 90% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. If our general partner and its affiliates reduce their ownership percentage to below 70% of the outstanding units, the ownership threshold to exercise the call right will be permanently reduced to 80%. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units. As of February 1, 2018, affiliates of our general partner owned approximately 79.8% of our outstanding common units. If we assume the conversion of our Series A Preferred Units using the closing price of our units as of February 1, 2018, affiliates of our general partner will then own 80.8% of our aggregate outstanding common units. Affiliates of our general partner may acquire additional common units from us in connection with future transactions or through open-market or negotiated purchases.

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

Our Series A Preferred Units rank senior to all of our other classes or series of equity securities with respect to distribution rights and rights upon liquidation. We cannot declare or pay a distribution to our common unitholders for any quarter unless full distributions have been or contemporaneously are being paid on all outstanding Series A Preferred Units for such quarter. These preferences could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which changed from 35% to 21% for tax years beginning after December 31, 2017, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to such unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes there would be material reductions in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units. This could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.

A unitholder’s allocable share of our taxable income will be taxable to the unitholder, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives cash distributions from us that are less than the actual tax liability that results from that income or no cash distributions at all.

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholder’s ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the Tax Cuts and Jobs Act, the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

From time to time, in connection with an offering of our units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, the IRS (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced. In addition, because payment would be due during the year in which the audit is completed, unitholders during that year would bear the burden of the adjustment even if they were not unitholders during the audited taxable year.

In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.

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

Under the recently enacted tax reform law, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

When we issue additional units, or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our material properties consist of our principal executive offices, gathering systems, processing plants, transportation systems and storage facilities. Our principal executive offices are located in approximately 162,053 square feet of leased office space at One Leadership Square, 211 North Robinson Avenue, Suite 150, Oklahoma City, Oklahoma 73102. For descriptions of the location and general character of our other material properties, please see Item 1. “Business—Our Assets and Operations.”

Our processing plants are located on fee property, except for our Roger Mills plant which is located on leased property. Our other gathering, processing, transportation, and storage assets are located on property that we have the right to use under easements, leases, licenses, or permits granted by governmental agencies, American Indian tribes, railroads, utilities, and other third parties. In some cases, title to our properties or other land rights may be subject to renewals, require periodic payments, or be subject to revocation at the option of the grantor. For example, certain easements granted across American Indian allotted land to which title is held in trust by the United States are subject to renewal, and certain licenses and permits granted by governmental agencies are subject to revocation at the option of the grantor. In other cases, title to our property or other land rights may be subject to encumbrances, restrictions, or imperfections. For example, our title in certain instances may be subject to liens that are not subordinated to our rights, and our title in certain locations may reflect names of predecessors until we have made the appropriate filings. We believe that we generally have sufficient title to our properties and other land rights necessary to operate our assets and conduct our business, subject to such renewals, period payments, revocation rights, restrictions, encumbrances and imperfections that do not materially either detract from the value of our assets or interfere with the conduct of our business.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NYSE under the symbol “ENBL.” The following table sets forth the high and low closing prices of the common units as well as the amount of cash distributions declared and paid on the common units for the years ended December 31, 2017 and 2016.

	Common Units
	High	Low	Distribution per common unit
Year ended December 31, 2017
Fourth Quarter	$16.02	$14.20	$0.318
Third Quarter	16.01	13.91	0.318
Second Quarter	17.05	13.88	0.318
First Quarter	17.25	15.57	0.318

Year ended December 31, 2016
Fourth Quarter	$16.54	$14.33	$0.318
Third Quarter	16.03	12.39	0.318
Second Quarter	16.16	7.72	0.318
First Quarter	8.94	5.52	0.318

On February 9, 2018, the Board of Directors declared a quarterly distribution of $0.318 per common unit, which will be paid on February 27, 2018, to unitholders of record at the close of business on February 20, 2018. The last reported sale price of our common units on the NYSE on February 1, 2018 was $15.36. As of February 1, 2018, there were 432,582,714 common units outstanding and approximately 13 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

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

General Partner Interest and Incentive Distribution Rights

Enable GP owns a non-economic general partner interest in the Partnership and, except as provided below with respect to incentive distribution rights, will not be entitled to distributions that the Partnership makes prior to the liquidation of the Partnership in respect of such general partner interest. Enable GP currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from operating surplus (as defined in the Partnership Agreement) in excess of $0.330625 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Enable GP or its affiliates may receive on common units that they own. Please read Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

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

Item 6. Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, the selected historical financial and operating data of Enable Midstream Partners, LP, which is derived from the historical books and records of the Partnership. On May 1, 2013 (formation), OGE Energy and ArcLight indirectly contributed 100% of the equity interests in Enogex to the Partnership in exchange for common units and, for OGE Energy only, interests in our general partner. The transaction was considered a business combination for accounting purposes, with the Partnership considered the acquirer of Enogex. Subsequent to May 1, 2013, the financial and operating data of the Partnership are consolidated to reflect the acquisition of Enogex and the retention of certain assets and liabilities by CenterPoint Energy. The selected historical financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(In millions, except for per unit data)
Results of Operations Data:
Revenues	$2,803	$2,272	$2,418	$3,367	$2,489
Cost of natural gas and natural gas liquids, excluding depreciation and amortization	1,381	1,017	1,097	1,914	1,313
Operation and maintenance, General and administrative	464	465	522	527	429
Depreciation and amortization	366	338	318	276	212
Impairments	—	9	1,134	8	12
Taxes other than income	64	58	59	56	54
Operating income (loss)	528	385	(712)	586	469
Interest expense	(120)	(99)	(90)	(70)	(67)
Equity in earnings of equity method affiliates	28	28	29	20	15
Interest income—affiliated companies	—	—	—	—	9
Other, net	—	—	2	(1)	—
Income (loss) before income taxes	436	314	(771)	535	426
Income tax expense (benefit)	(1)	1	—	2	(1,192)
Net income (loss)	$437	$313	$(771)	$533	$1,618
Less: Net income (loss) attributable to noncontrolling interest	1	1	(19)	3	3
Net income (loss) attributable to limited partners	$436	$312	$(752)	$530	$1,615
Less: Series A Preferred Unit distributions	36	22	—	—	—
Net income (loss) attributable to common and subordinated units (1)	$400	$290	$(752)	$530	$289
Basic and diluted (loss) earnings per common limited partner unit (1)(2)	$0.92	$0.69	$(1.78)	$1.29	$0.74
Basic and diluted (loss) earnings per subordinated limited partner unit (3)	$0.93	$0.68	$(1.78)	$1.28
Distributions declared per unit (4)				$0.4534	$0.6086
Distributions declared per unit (5)	$1.2720	$1.2720	$1.2645	$2.1297
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

(5)	Distributions attributable to periods subsequent to the IPO are in accordance with the Partnership Agreement. Distributions declared per unit relate to common and subordinated units.

	December 31,
	2017	2016	2015	2014	2013

	(In millions)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$10,355	$10,143	$10,131	$9,582	$8,990
Total assets	11,593	11,212	11,226	11,837	11,232
Long-term debt, including current portion	3,450	2,993	3,270	2,544	2,483
Partners’ Equity	7,654	7,794	7,531	8,823	8,181

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(In millions, except for operating data)
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$834	$721	$726	$769	$648
Investing activities	(706)	(367)	(946)	(815)	(140)
Financing activities	(132)	(335)	212	(50)	(400)

Other Financial Data (1):
Gross margin	$1,422	$1,255	$1,321	$1,453	$1,176
Adjusted EBITDA	924	873	801	881	729
DCF	660	639	538	634	494

Operating Data:
Gathered volumes—TBtu	1,300	1,143	1,148	1,221	1,113
Gathered volumes—TBtu/d	3.56	3.13	3.14	3.34	3.05
Natural gas processed volumes—TBtu	715	658	651	569	397
Natural gas processed volumes—TBtu/d	1.96	1.80	1.78	1.56	1.09
NGLs produced—MBbl/d (2)	90.11	78.70	73.55	66.74	44.51
NGLs sold—MBbl/d (2)(3)	92.21	78.16	75.55	68.67	44.91
Condensate sold—MBbl/d	4.79	5.27	5.13	4.38	1.88
Crude Oil - Gathered volumes—MBbl/d (4)	25.56	25.00	13.86	3.64	—
Transported volumes—TBtu	1,838	1,788	1,814	1,808	1,608
Transportation volumes—TBtu/d	5.04	4.88	4.97	4.95	4.41
Interstate firm contracted capacity—Bcf/d	6.21	7.04	7.19	7.73	8.01
Intrastate average deliveries—TBtu/d	1.88	1.72	1.84	1.61	1.58
____________________

(1)
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

Our gathering and processing assets include approximately 13,000 miles of natural gas gathering pipelines, 15 natural gas processing plants with approximately 2.6 Bcf/d of processing capacity and approximately 1,051,700 horsepower of compression as of December 31, 2017 in the Anadarko, Arkoma and Ark-La-Tex Basins. In addition, our gathering and processing assets include approximately 175 miles of crude oil gathering pipelines and 160 miles of produced water gathering pipelines serving the Bakken Shale in the Williston Basin.

Our transportation and storage assets include approximately 9,990 miles of natural gas intrastate and interstate transportation pipelines across nine states, eight natural gas storage facilities with approximately 86.0 Bcf of storage capacity and approximately 829,000 horsepower of compression. As part of these transportation and storage assets, we own a 50% interest in, and provide field operations for, SESH, an approximately 290-mile interstate pipeline providing access to the Southeast power generation market.

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

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the year ended December 31, 2017, the Partnership sold an aggregate of 18,500 common units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 of commissions). The Partnership incurred approximately $345,000 of expenses associated with the filing of the registration statements for the ATM Program. The proceeds were used for general partnership purposes.

Financing

In January 2014, the Partnership initiated our $1.4 billion commercial paper program. This program is used for general corporate purposes. Commercial paper issuances effectively reduce our borrowing capacity under our current Revolving Credit Facility. The Partnership’s ability to access the commercial paper market is primarily dependent on its credit rating. On February 2, 2016, Standard & Poor’s Ratings Services lowered both the credit rating and the short-term rating of the Partnership from an investment grade to a non-investment grade rating. As a result, our access to the commercial paper program was limited until November 2017, when Standard & Poor’s Ratings Services upgraded the Partnership’s credit rating to investment grade.

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

Commodity Supply and Demand Dynamics

Our long-term view is that natural gas and crude oil production in the United States will increase. Over the past several years, there has been a fundamental shift in the United States natural gas and crude oil production towards tight gas formations and shale plays. Advancements in technology have allowed producers to efficiently extract natural gas and crude oil from these formations and plays. As a result, the proven reserves of natural gas and crude oil in the United States have significantly increased.

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

Customer Concentration

We rely on certain key natural gas producer customers for a significant portion of our natural gas and NGLs supply. For the year ended December 31, 2017, our top ten natural gas producer customers accounted for approximately 70% of our gathered volumes. These customers include affiliates of Continental, Vine, GeoSouthern, XTO, Tapstone, Apache, BP, Chesapeake, Covey Park and FourPoint. See Item 1A. “Risk Factors—Risks Related to Our Business.”

We rely on certain key utilities and producers for a significant portion of our transportation and storage demand. For the year ended December 31, 2017, our top transportation and storage customers by revenue were affiliates of CenterPoint Energy, Spire, AEP, OGE Energy, Continental, XTO, Chesapeake, MEP, Entergy and Shell. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business.”

Credit Risk

We are exposed to certain credit risks relating to our ongoing business operations. Credit risk includes the risk that counterparties that owe us money or commodities will breach their obligations. If the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected, and we could incur losses. We examine the creditworthiness of third party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, or seek to renegotiate our contract to reduce credit exposure.

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

Gross margin is most directly comparable to the GAAP financial measure revenue. When used as a financial measure, Adjusted EBITDA is most directly comparable to the GAAP financial measure net income attributable to limited partners. When used as a liquidity measure, Adjusted EBITDA is most directly comparable to the GAAP liquidity measure net cash provided by operating activities. Adjusted interest expense is most directly comparable to the GAAP financial measure interest expense. DCF is most directly comparable to the GAAP financial measure net income attributable to limited partners. Distribution coverage ratio is computed utilizing DCF, which is most directly comparable to the GAAP financial measure net income attributable to limited partners. These non-GAAP financial measures should not be considered a substitute for the most directly comparable financial measures. Reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are provided in “—Reconciliation of non-GAAP Financial Measures” below.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to limited partners plus depreciation and amortization expense, interest expense, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity-based compensation, impairments, changes in the fair value of derivatives and certain other non-cash losses (including losses on sales of assets and write-downs of materials and supplies), less the noncontrolling interest share of Adjusted EBITDA. We use Adjusted EBITDA to evaluate our operating profitability unburdened by our capital structure. Because Adjusted EBITDA adds back to net income the non-cash accounting charges of depreciation and amortization and disregards interest paid on debt financing and income taxes on earnings, we believe that it is useful for measuring our operating cash flow. However, Adjusted EBITDA does not measure, and should not be confused with, our actual cash flow which accounts for interest paid on debt financing, income taxes and other cash charges.

Adjusted Interest Expense

We define adjusted interest expense as interest expense plus amortization of premium on long-term debt and capitalized interest, less amortization of debt costs and discount on long-term debt. We use adjusted interest expense to assess the Partnership’s ability to incur and service debt and fund capital expenditures.

DCF

We define DCF as Adjusted EBITDA, as further adjusted for Series A Preferred Unit distributions, Adjusted interest expense, maintenance capital expenditures, compensation expense for distribution equivalent rights of phantom and performance units and current income taxes. We use DCF as a proxy for measuring cash available for distributions. However, DCF does not reflect the cash reserves set aside for our operations by our Board of Directors prior to determining the amount of our distributions to our limited partners, and should not be confused with our actual cash available for distribution. For more information on the determination of our distributions by our Board of Directors see “Liquidity and Capital Resources—Distributions” below.

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

Results of Operations

The following tables summarizes the composition of our results of operations for the years ended December 31, 2017, 2016 and 2015.

December 31, 2017	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,538	$621	$(506)	$1,653
Service revenue	632	525	(7)	1,150
Total Revenues	2,170	1,146	(513)	2,803
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,285	604	(508)	1,381
Gross margin (1)	885	542	(5)	1,422
Operation and maintenance, General and administrative	289	179	(4)	464
Depreciation and amortization	232	134	—	366
Taxes other than income tax	37	27	—	64
Operating income	$327	$202	$(1)	$528
Equity in earnings of equity method affiliate	$—	$28	$—	$28

December 31, 2016	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,081	$479	$(388)	$1,172
Service revenue	559	545	(4)	1,100
Total Revenues	1,640	1,024	(392)	2,272
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	915	492	(390)	1,017
Gross margin (1)	725	532	(2)	1,255
Operation and maintenance, General and administrative	276	191	(2)	465
Depreciation and amortization	212	126	—	338
Impairments	9	—	—	9
Taxes other than income tax	32	26	—	58
Operating income	$196	$189	$—	$385
Equity in earnings of equity method affiliate	$—	$28	$—	$28

December 31, 2015	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,118	$590	$(374)	$1,334
Service revenue	545	542	(3)	1,084
Total Revenues	1,663	1,132	(377)	2,418
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	908	565	(376)	1,097
Gross margin (1)	755	567	(1)	1,321
Operation and maintenance, General and administrative	293	230	(1)	522
Depreciation and amortization	195	123	—	318
Impairments	543	591	—	1,134
Taxes other than income tax	30	29	—	59
Operating loss	$(306)	$(406)	$—	$(712)
Equity in earnings of equity method affiliate	$—	$29	$—	$29
 _____________________

(1)
Gross margin is a non-GAAP measure and is defined and reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Year Ended December 31,
	2017	2016	2015
Operating Data:
Gathered volumes—TBtu	1,300	1,143	1,148
Gathered volumes—TBtu/d	3.56	3.13	3.14
Natural gas processed volumes—TBtu	715	658	651
Natural gas processed volumes—TBtu/d	1.96	1.80	1.78
NGLs produced—MBbl/d (1)	90.11	78.70	73.55
NGLs sold—MBbl/d (1)(2)	92.21	78.16	75.55
Condensate sold—MBbl/d	4.79	5.27	5.13
Crude Oil—Gathered volumes—MBbl/d	25.56	25.00	13.86
Transported volumes—TBtu	1,838	1,788	1,814
Transportation volumes—TBtu/d	5.04	4.88	4.97
Interstate firm contracted capacity—Bcf/d	6.21	7.04	7.19
Intrastate average deliveries—TBtu/d	1.88	1.72	1.84

	Year Ended December 31,
	2017	2016	2015
Operating Data By Basin:
Anadarko
Gathered volumes—TBtu/d	1.81	1.65	1.59
Natural gas processed volumes—TBtu/d	1.61	1.47	1.38
NGLs produced—MBbl/d (1)	76.37	65.19	58.51
Arkoma
Gathered volumes—TBtu/d	0.55	0.62	0.67
Natural gas processed volumes—TBtu/d	0.09	0.10	0.10
NGLs produced—MBbl/d (1)	4.79	4.86	4.97
Ark-La-Tex
Gathered volumes—TBtu/d	1.20	0.86	0.88
Natural gas processed volumes—TBtu/d	0.26	0.23	0.30
NGLs produced—MBbl/d (1)	8.95	8.65	10.07
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

2017 compared to 2016. Our gathering and processing segment reported operating income of $327 million for 2017 compared to $196 million for 2016. The difference of $131 million in operating income between periods was primarily due to a $160 million increase in gross margin and no impairments recognized in 2017 as compared to $9 million of impairments recognized in 2016. This was partially offset by a $20 million increase in depreciation and amortization, a $13 million increase in operation and maintenance and general and administrative expenses and a $5 million increase in taxes other than income tax in 2017.

Our gathering and processing segment revenues increased $530 million in 2017. The increase was primarily due to a $315 million increase in revenues from NGL sales resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin, a $116 million increase in revenues from sales of natural gas as a result of higher average natural gas prices and higher gathering volumes in the Anadarko and Ark-La-Tex Basins, a $39 million increase in natural gas gathering revenues due to higher fees and gathering volumes in the Anadarko and Ark-La-Tex Basins and increased billings under minimum volume commitments in the Arkoma Basin, a $28 million increase in processing revenues resulting from higher processed volumes and from a percent-of-proceeds contract that was converted to a fee-based contract in the fourth quarter of 2016, a $27 million increase in revenues from changes in the fair value of condensate and NGL derivatives, a $3 million increase due to increased water transportation revenues, a $2 million increase due to crude oil transportation revenues in the Williston Basin and a $2 million increase due to an increase in intercompany management fees. These increases were partially offset by a $4 million decrease in revenues due to a wind-down of third-party measurement and communication services in 2017.

Our gathering and processing segment gross margin increased $160 million in 2017. The increase was primarily due to a $62 million increase in gross margin from natural gas sales due to higher average natural gas prices and higher gathering volumes in the Anadarko and Ark-La-Tex Basins, a $40 million increase in processing margins resulting from higher average NGL prices and higher processed volumes in the Anadarko Basin, a $32 million increase in gathering margin due to increased gathering volumes in the Anadarko and Ark-La-Tex Basins and increased billings under minimum volume commitments in the Arkoma Basin, a $27 million increase in gross margin from changes in the fair value of condensate and NGL derivatives, a $3 million increase due to increased water transportation services, a $2 million increase due to crude oil transportation services in the Williston Basin and a $2 million increase due to an increase in intercompany management fees. These increases were partially offset by a $6 million decrease in gross margin associated with our annual fuel rate determination and a $4 million decrease in gross margin due to a wind-down of third-party measurement and communication services in 2017.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $13 million in 2017. The increase was primarily due to a $5 million increase in payroll-related costs, a $4 million increase in materials and supplies and contract services, a $3 million increase due to a reduction in capitalized overhead costs, a $2 million increase in acquisition costs associated with the Align acquisition and a $1 million increase in equipment rentals, partially offset by a $1 million decrease in loss on sale of assets.

Our gathering and processing segment depreciation and amortization expense increased $20 million in 2017 due to additional assets placed in service.

Our gathering and processing segment recognized no impairments in 2017 and $9 million in 2016 on our Service Star business line.

Our gathering and processing segment taxes other than income tax increased $5 million in 2017 due to higher accrued ad valorem taxes due to additional assets placed in service.

2016 compared to 2015. Our gathering and processing segment reported operating income of $196 million for 2016 compared to an operating loss of $306 million for 2015. The difference of $502 million in operating income between periods was primarily due to $543 million of impairments recognized in 2015 related to goodwill and long-lived assets, as compared to $9 million of impairments recognized in 2016 related to long-lived assets, and a $17 million decrease in operation and maintenance and general and administrative expenses. These were partially offset by a $30 million decrease in gross margin, a $17 million increase in depreciation and amortization and a $2 million increase in taxes other than income tax in 2016.

Our gathering and processing segment revenues decreased $23 million in 2016. The decrease was primarily due to a $43 million reduction in revenues from sales of natural gas as a result of lower average natural gas prices and volumes sold, a $33 million reduction in revenues from changes in the fair value of condensate and NGL derivatives, a $12 million decrease in one-time project reimbursements and a $4 million decrease in third party measurement and communication services. These decreases were partially offset by a $46 million increase in revenues from sales of NGLs as a result of higher volumes sold, a $13 million increase in crude oil gathering revenue due to higher gathered volumes in the Williston Basin and an $11 million increase in natural gas gathering revenue as a result of increased billings under minimum volume commitments and higher fees and gathered volumes in the Anadarko Basin.

Our gathering and processing segment gross margin decreased $30 million in 2016. The decrease was primarily due to a $33 million reduction in gross margin from changes in the fair value of condensate and NGL derivatives, a $14 million decrease in natural gas sales due to lower average natural gas prices and a $4 million decrease in third party measurement and communication services. Additionally, there was a $12 million decrease in one-time project reimbursements. These decreases were partially offset by a $13 million increase in crude oil gathering margin due to higher gathered volumes in the Williston Basin, an $11 million increase in gross margin from natural gas gathering as a result of increased billings under minimum volume commitments and higher fees and gathered volumes in the Anadarko Basin and a $9 million increase in the imbalance receivable associated with our annual fuel rate determination.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $17 million in 2016. The decrease was primarily due to $11 million of lower integration and other operating costs, a $6 million reduction in equipment rentals, a $4 million reduction in materials and supplies costs and a $1 million decrease in employee expenses. Workforce reductions announced in 2015 resulted in a $5 million reduction in payroll related costs and a $1 million decrease in severance charges. Additionally, there was a reduction in one-time project expenses of $9 million in 2016. These decreases were partially offset by a $12 million increase in payroll-related costs due to increased short-term incentive compensation, a $6 million increase in losses on the disposition of assets and a $2 million increase in allowance for doubtful accounts.

Our gathering and processing segment depreciation and amortization expense increased $17 million in 2016 due to additional assets placed in service.

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

Our gathering and processing segment taxes other than income tax increased $2 million in 2016 due to higher estimated ad valorem taxes.

Transportation and Storage

2017 compared to 2016. Our transportation and storage segment reported operating income of $202 million for 2017 as compared to $189 million for 2016. The difference of $13 million in operating income between periods was primarily due to a $10 million increase in gross margin and a $12 million decrease in operation and maintenance and general and administrative expenses in 2017. This was partially offset by an $8 million increase in depreciation and amortization and a $1 million increase in taxes other than income tax in 2017.

Our transportation and storage segment revenues increased $122 million in 2017. The increase was primarily due to a $78 million increase in revenues from higher natural gas sales associated with higher sales volumes and higher average sales prices, a $61 million increase in revenues from changes in the fair value of natural gas derivatives, a $10 million increase in revenues from NGL sales due to an increase in transported volumes and NGL prices and a $5 million increase in revenues from off-system transportation. These increases were partially offset by a $24 million decrease in firm transportation services, which includes a $27 million decrease in firm transportation services between Carthage, Texas, and Perryville, Louisiana. Additionally, we had a $5 million decrease in realized gains on natural gas derivatives and a $1 million decrease in revenues from transportation services for LDCs.

Our transportation and storage segment gross margin increased $10 million in 2017. The increase was primarily due to a $61 million increase in gross margin from changes in the fair value of natural gas derivatives, a $6 million increase in NGL sales due to an increase in transported volumes and NGL prices, a $5 million increase in off-system transportation margins, and a $3 million increase in firm transportation, other than firm transportation services between Carthage, Texas, and Perryville, Louisiana. These increases were partially offset by a $33 million decrease in system management activities and a decrease of $24 million in firm transportation services, which includes a $27 million decrease in firm transportation services between Carthage, Texas, and Perryville, Louisiana. Additionally, we had a $5 million decrease in realized gains on natural gas derivatives and a $1 million decrease in gross margin from transportation services for LDCs.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $12 million in 2017. The decrease was primarily due to a $10 million decrease in loss on sale of assets, a $5 million decrease in information-technology related costs and a $3 million decrease in materials and supplies and contract services. These decreases were partially offset by a $3 million increase in payroll-related costs, a $2 million increase in intercompany management fees and a $2 million increase due to a reduction in capitalized overhead costs.

Our transportation and storage segment depreciation and amortization expense increased $8 million in 2017 due to additional assets placed in service.

Our transportation and storage segment taxes other than income tax increased by $1 million in 2017 due to higher accrued ad valorem taxes due to additional assets placed in service.

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

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased by $39 million in 2016. The decrease was primarily due to $29 million of lower integration and other contract services costs and a $3 million decrease in materials and supplies costs. Workforce reductions announced in 2015 resulted in a $10 million decrease in payroll related costs as well as $7 million in lower severance charges in 2016. These decreases were partially offset by a $6 million increase in losses on dispositions of assets and a $4 million increase in payroll-related costs due to increased short-term incentive compensation in 2016.

Our transportation and storage segment depreciation and amortization expense increased $3 million in 2016 primarily due to the additional assets in service.

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

Our transportation and storage segment recorded equity in earnings of equity method affiliate of $28 million and $29 million for the years ended December 31, 2016 and 2015, respectively, from our interest in SESH. The $1 million decrease in equity earnings from equity method affiliate is attributable to lower net income recognized by SESH in 2016.

Consolidated Information

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Operating Income (Loss)	$528	$385	$(712)
Other Income (Expense):
Interest expense	(120)	(99)	(90)
Equity in earnings of equity method affiliate	28	28	29
Other, net	—	—	2
Total Other Income (Expense)	(92)	(71)	(59)
Income (Loss) Before Income Taxes	436	314	(771)
Income tax expense (benefit)	(1)	1	—
Net Income (Loss)	$437	$313	$(771)
Less: Net income (loss) attributable to noncontrolling interest	1	1	(19)
Net Income (Loss) attributable to limited partners	$436	$312	$(752)
Less: Series A Preferred Unit distributions	36	22	—
Net Income (Loss) attributable to common and subordinated units	$400	$290	$(752)

2017 compared to 2016

Net Income attributable to limited partners. We reported net income attributable to limited partners of $436 million in 2017 compared to $312 million in 2016. The increase in net income attributable to limited partners was primarily due to an increase in operating income of $143 million partially offset by an increase in interest expense of $21 million.

Interest Expense. Interest expense increased by $21 million in 2017 due to higher interest rates on the Partnership’s outstanding debt.

2016 compared to 2015

Net Income (Loss) attributable to limited partners. We reported net income attributable to limited partners of $312 million in 2016 compared to net loss attributable to limited partners of $752 million in 2015. The increase in net income attributable to limited partners was primarily due to an increase in operating income of $1,097 million (inclusive of impairments discussed by segment above) partially offset by an increase in interest expense of $9 million and a decrease in equity earnings in equity method affiliate of $1 million (discussed by segment above).

Interest Expense. Interest expense increased $9 million in 2016 due to higher interest rates on the Partnership’s outstanding debt and an increase in the amount of outstanding variable rate debt.

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

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Reconciliation of Gross Margin to Total Revenues:
Consolidated
Product sales	$1,653	$1,172	$1,334
Service revenue	1,150	1,100	1,084
Total Revenues	2,803	2,272	2,418
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	1,381	1,017	1,097
Gross margin	$1,422	$1,255	$1,321

Reportable Segments
Gathering and Processing
Product sales	$1,538	$1,081	$1,118
Service revenue	632	559	545
Total Revenues	2,170	1,640	1,663
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	1,285	915	908
Gross margin	$885	$725	$755

Transportation and Storage
Product sales	$621	$479	$590
Service revenue	525	545	542
Total Revenues	1,146	1,024	1,132
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	604	492	565
Gross margin	$542	$532	$567

The following table shows the components of our gross margin for the year ended December 31, 2017.

	Fee-Based
	Demand/ Commitment/ Guaranteed Return	Volume Dependent	Commodity- Based	Total
Year Ended December 31, 2017
Gathering and Processing Segment	27%	46%	27%	100%
Transportation and Storage Segment	88%	8%	4%	100%
Partnership Weighted Average	50%	32%	18%	100%

	Year Ended December 31,
	2017	2016	2015

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income (loss) attributable to limited partners and calculation of Distribution coverage ratio:
Net income (loss) attributable to limited partners	$436	$312	$(752)
Depreciation and amortization expense	366	338	318
Interest expense, net of interest income	120	99	90
Income tax expense (benefit)	(1)	1	—
Distributions received from equity method affiliate in excess of equity earnings	5	15	13
Non-cash equity-based compensation	15	13	9
Change in fair value of derivatives	(28)	60	8
Other non-cash losses (1)	11	26	1
Impairments	—	9	1,134
Noncontrolling Interest Share of Adjusted EBITDA	—	—	(20)
Adjusted EBITDA	$924	$873	$801
Series A Preferred Unit distributions (2)	(36)	(31)	—
Distributions for phantom and performance units (3)	(2)	—	—
Adjusted interest expense (4)	(123)	(103)	(102)
Maintenance capital expenditures	(101)	(101)	(160)
Current income taxes	(2)	1	(1)
DCF	$660	$639	$538

Distributions related to common and subordinated unitholders (5)	$551	$539	$534

Distribution coverage ratio	1.20	1.18	1.01
____________________

(1)	Other non-cash losses includes loss on sale of assets and write-downs of materials and supplies.

(2)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the year ended December 31, 2017. The year ended December 31, 2016 amount includes the prorated quarterly cash distribution on the Series A Preferred Units declared on April 26, 2016. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(3)
Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.

(4)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(5)
Represents cash distributions declared for common and subordinated units outstanding as of each respective period.  Amounts for 2017 reflect estimated cash distributions for common units outstanding for the quarter ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$834	$721	$726
Interest expense, net of interest income	120	99	90
Net (income) loss attributable to noncontrolling interest	(1)	(1)	19
Current income taxes	2	(1)	1
Other non-cash items (1)	4	12	(2)
Proceeds from insurance	2	—	—
Changes in operating working capital which (provided) used cash:
Accounts receivable	28	(4)	(15)
Accounts payable	(54)	40	29
Other, including changes in noncurrent assets and liabilities	12	(68)	(43)
Return of investment in equity method affiliate	5	15	8
Change in fair value of derivatives	(28)	60	8
Noncontrolling Interest Share of Adjusted EBITDA	—	—	(20)
Adjusted EBITDA	$924	$873	$801
____________________

(1)	Other non-cash items includes amortization of debt expense, discount and premium on long-term debt and write-downs of materials and supplies.

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest Expense	$120	$99	$90
Amortization of premium on long-term debt	6	6	5
Capitalized interest on expansion capital	—	1	10
Amortization of debt expense and discount	(3)	(3)	(3)
Adjusted interest expense	$123	$103	$102

Liquidity and Capital Resources

The Partnership’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. We expect that our liquidity and capital resource needs will be met by cash on hand, operating cash flow, proceeds from commercial paper issuances, borrowings under our revolving credit facility, debt issuances and the issuance of equity. However, issuances of equity or debt in the capital markets and additional credit facilities may not be available to us on acceptable terms. Access to funds obtained through the equity or debt capital markets, particularly in the energy sector, has been constrained by a variety of market factors that have hindered the ability of energy companies to raise new capital or obtain financing at acceptable terms. Factors that contribute to our ability to raise capital through these channels depend on our financial condition, credit ratings and market conditions. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Item 1A. “Risk Factors” for further discussion.

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of December 31, 2017, we had a working capital deficit of $863 million. The deficit is primarily due to the classification of the $450 million 2015 Term Loan Agreement as short-term debt as well as $405 million of commercial paper outstanding as of December 31, 2017. We utilize our commercial paper program and revolving credit facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Net cash provided by operating activities	$834	$721	$726
Net cash used in investing activities	$(706)	$(367)	$(946)
Net cash (used in) provided by financing activities	$(132)	$(335)	$212

Operating Activities

The increase of $113 million, or 16%, in net cash provided by operating activities for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to an increase in net income of $124 million as a result of an increase in gathering and processing revenues, partially offset by an increase in cost of natural gas and natural gas liquids.

The decrease of $5 million, or 1%, in net cash provided by operating activities for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to timing of payments to suppliers, receipts from customers and changes in other working capital assets and liabilities.

Investing Activities

The increase of $339 million, or 92%, in net cash used in investing activities for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to higher capital expenditures of $331 million, including the $298 million acquisition of Align Midstream, LLC in 2017, as well as a decrease in return of investment of equity method affiliate of $10 million. These increases are partially offset by $2 million of proceeds received in 2017 from an insurance settlement.

The decrease of $579 million, or 61%, in net cash used in investing activities for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to lower capital expenditures of $566 million, including the 2015 acquisition of the Monarch gas gathering system.

Financing Activities

Net cash used in financing activities decreased $203 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Net cash used in financing activities increased $547 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Our primary financing activities consist of the following:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Proceeds from 2027 Notes, net of issuance costs	691	—	—
Proceeds from 2015 Term Loan Agreement	—	—	450
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	362	—
Proceeds from issuance of common units	—	137	—
Net (repayments) proceeds of Revolving Credit Facility	(636)	326	310
Net proceeds (repayments) from commercial paper program	405	(236)	(17)
Repayment of notes payable—affiliated companies	—	(363)	—
Distributions	(590)	(561)	(531)
Cash taxes paid for employee equity-based compensation	(2)	—	—

Sources of Liquidity

As of December 31, 2017, our sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	proceeds from commercial paper issuances and borrowings under our Revolving Credit facility; and

•	capital raised through debt and equity markets.

Please see Note 10. “Debt” in the Notes to the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of the Partnership’s debt agreements.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the year ended December 31, 2017, the Partnership sold an aggregate of 18,500 common units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 of commissions). The Partnership incurred approximately $345,000 of expenses associated with the filing of the registration statements for the ATM Program. The proceeds were used for general partnership purposes.

Distribution Reinvestment Plan

In June 2016, the Partnership implemented a Distribution Reinvestment Plan (DRIP), which, beginning with the quarterly distribution for the quarter ended September 30, 2016, offers owners of our common units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common units. The Partnership will have the sole discretion to determine whether common units purchased under the DRIP will come from our newly issued common units or from common units purchased on the open market. The purchase price for newly issued common units will be the average of the high and low trading prices of the common units on the New York Stock Exchange-Composite Transactions for the five trading days immediately preceding the investment date. The purchase price for common units purchased on the open market will be the weighted average price of all common units purchased for the DRIP for the respective investment date. We can set a discount ranging from 0% to 5% for common units purchased pursuant to the DRIP. The discount is currently set at 0%. Participation in the DRIP is voluntary, and once enrolled, our unitholders may terminate participation at any time.

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

For the year ending December 31, 2018, we estimate that expansion capital could range from approximately $450 million to $600 million and our maintenance capital could range from approximately $95 million to $125 million. Our future expansion capital expenditures may vary significantly from period to period based on commodity prices and the investment opportunities available to us. We expect to fund future capital expenditures from cash flow generated from our operations, issuances of commercial paper, borrowings under our Revolving Credit Facility, new debt offerings or the issuance of additional partnership units. Issuances of equity or debt in the capital markets may not, however, be available to us on acceptable terms.

Distributions

We intend to pay a minimum quarterly distribution of $0.2875 per common unit per quarter. We do not have a legal obligation to pay this distribution.

In determining the amount of available cash for distributions to holders of common units, the Board of Directors determines the amount of cash reserves to set aside for our operations, including reserves for future working capital, maintenance capital expenditures, expansion capital expenditures, acquisitions and other matters, which will impact the amount of cash we are able to distribute to our unitholders. However, we expect that we will rely primarily upon external financing sources, including borrowings under our Revolving Credit Facility and issuances of debt and equity securities, as well as cash reserves, to fund our expansion capital expenditures including acquisitions. To the extent we are unable to finance growth externally and are unwilling to establish cash reserves to fund future expansions, our available cash for distributions will not significantly increase. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any expansion capital expenditures including acquisitions, or to the extent we issue additional units ranking senior to our common units, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or in the terms of our Revolving Credit Facility on our ability to issue additional units, including units ranking senior to the common units.

We paid or have authorized payment of the following cash distributions to common and subordinated unitholders, as applicable, during the years ended December 31, 2017, 2016 and 2015 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
December 31, 2017(1)	February 20, 2018	February 27, 2018	$0.318	$138
September 30, 2017	November 14, 2017	November 21, 2017	$0.318	$138
June 30, 2017	August 22, 2017	August 29, 2017	$0.318	$138
March 31, 2017	May 23, 2017	May 30, 2017	$0.318	$137
December 31, 2016	February 21, 2017	February 28, 2017	$0.318	$137
September 30, 2016	November 14, 2016	November 22, 2016	$0.318	$134
June 30, 2016	August 16, 2016	August 23, 2016	$0.318	$134
March 31, 2016	May 6, 2016	May 13, 2016	$0.318	$134
December 31, 2015	February 2, 2016	February 12, 2016	$0.318	$134
September 30, 2015	November 3, 2015	November 13, 2015	$0.318	$134
June 30, 2015	August 3, 2015	August 13, 2015	$0.316	$134
March 31, 2015	May 5, 2015	May 15, 2015	$0.3125	$132
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on February 9, 2018, to be paid on February 27, 2018, to unitholders of record at the close of business on February 20, 2018.

On February 18, 2016, we completed the private placement of 14,520,000 Series A Preferred Units. Holders of the Series A Preferred Units receive a quarterly cash distribution on a non-cumulative basis if and when declared by the General Partner, and subject to certain adjustments, equal to an annual rate of: 10% on the stated liquidation preference of $25.00 from the date of original issue to, but not including, the five year anniversary of the original issue date; and thereafter a percentage of the stated liquidation preference equal to the sum of the three-month LIBOR plus 8.5%. The Series A Preferred Units rank senior to the Partnership’s common units with respect to the payment of distributions and, unless full distributions are paid on the Series A Preferred Units with respect to a quarter, we cannot declare or pay a distribution on common units with respect to that quarter. We intend to pay full distributions on Series A Preferred Units each quarter, however these distributions are not mandatory, and we do not have a legal obligation to pay these distributions. For more information on our Series A Preferred Units, see Note 5. “Enable Midstream Partners, LP Partners’ Equity” included in Item 8. “Financial Statements and Supplementary Data—Notes to Audited Consolidated Financial Statements.”

We paid or have authorized payment of the following cash distributions to holders of the Series A Preferred Units during the years ended December 31, 2017 and 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
December 31, 2017(1)	February 9, 2018	February 15, 2018	$0.625	$9
September 30, 2017	October 31, 2017	November 14, 2017	$0.625	$9
June 30, 2017	July 31, 2017	August 14, 2017	$0.625	$9
March 31, 2017	May 2, 2017	May 12, 2017	$0.625	$9
December 31, 2016	February 10, 2017	February 15, 2017	$0.625	$9
September 30, 2016	November 1, 2016	November 14, 2016	$0.625	$9
June 30, 2016	August 2, 2016	August 12, 2016	$0.625	$9
March 31, 2016 (2)	May 6, 2016	May 13, 2016	$0.2917	$4
_____________________

(1)
The board of directors of Enable GP declared a $0.625 per Series A Preferred Unit cash distribution on February 9, 2018, which was paid on February 15, 2018 to Series A Preferred unitholders of record at the close of business on February 9, 2018.

(2)
The prorated quarterly distribution for the Series A Preferred Units is for a partial period beginning on February 18, 2016, and ending on March 31, 2016, which equates to $0.625 per unit on a full-quarter basis or $2.50 per unit on an annualized basis.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations and other commitments as of December 31, 2017 and our best estimate of the period in which the obligation will be settled:

	2018	2019-2020	2021-2022	After 2022	Total

Maturities of short-term debt	$405	$—	$—	$—	$405
Maturities of long-term debt (1)(2)	450	750	—	1,850	3,050
Noncancellable operating leases	10	4	2	1	17
Total contractual obligations	$865	$754	$2	$1,851	$3,472
 _____________________

(1)
Contractual interest payments associated with long-term debt are $117 million, $193 million, $163 million and $765 million in 2018, 2019 through 2020, 2021 through 2022 and after 2022, respectively. The 2015 Term Loan Agreement estimated contractual interest payments are calculated utilizing the variable interest rate as of December 31, 2017.

(2)	Excludes premium (discount) on long-term debt of $10 million.

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

Impairment of Long-lived Assets (including Intangible Assets)

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. During the years ended December 31, 2016 and 2015, the Partnership recorded impairments of $9 million and $10 million, respectively, on the Service Star business line, a component of our gathering and processing segment. During the year ended December 31, 2015, in connection with the preparation of the financial statements, the Partnership recorded a $25 million impairment on the Atoka assets in our gathering and processing segment and a $12 million impairment on jurisdictional pipelines in our transportation and storage segment. The Partnership recorded no other material impairments to long-lived assets in the years ended December 31, 2017, 2016 or 2015. Based upon review of forecasted undiscounted cash flows as of December 31, 2017, all of the asset groups were considered recoverable. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions could reduce forecasted undiscounted cash flows.

Impairment of Goodwill

The Partnership assesses its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. The Partnership utilizes the market or income approaches to estimate the fair value of the reporting unit, also giving consideration to the alternative cost approach. Under the market approach, historical and current year forecasted cash flows are multiplied by a market multiple to determine fair value. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Partnership performs its goodwill impairment testing at the transportation and storage and gathering and processing reportable segment level.

Because quoted market prices for the Partnership’s reporting units are not available, management must apply judgment in determining the estimated fair value of reporting units for purposes of performing the goodwill impairment test, when necessary. Management considered observable transactions in the market, as well as trading multiples and cost of capital for peers, to determine appropriate multiples and discount rates to apply against historical and forecasted cash flows. A lower fair value estimate in the future for any of the Partnership’s reporting units could result in a goodwill impairment. Factors that could trigger a lower fair value estimate include sustained price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions such as decreased prices in market-based transactions for similar assets.

The Partnership performed the first step of our annual goodwill impairment analysis as of October 1, 2015, and determined that the carrying value of the gathering and processing and transportation and storage reportable segments exceeded fair value. The Partnership completed the second step of the goodwill impairment analysis by comparing the implied fair value of the reporting unit to the carrying amount of that goodwill and determined that goodwill was completely impaired in the amount of $1,087 million, which is included in Impairments on the Consolidated Statements of Income for the year ended December 31, 2015. As of December 31, 2016, the Partnership had no goodwill recognized on its Consolidated Balance Sheet. During the fourth quarter of the year ended December 31, 2017, the Partnership recognized $12 million of goodwill related to the acquisition of Align Midstream.

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

The Partnership recognizes revenue from natural gas gathering, processing, transportation and storage and crude oil gathering services to third parties as services are provided. Revenue associated with NGLs is recognized when the production is sold. The Partnership records deferred revenue when it receives consideration from a third party before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. The Partnership had $35 million and $34 million of deferred revenues, including deferred revenue—affiliated companies, included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets at each of December 31, 2017 and 2016, respectively.

Please see Note 2. “New Accounting Pronouncements” in the Notes to the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).

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

In the years ended December 31, 2017 and 2015, the Partnership completed acquisitions accounted for as business combinations as discussed in Note 3 of the Notes to Consolidated Financial Statements. As part of these acquisitions, the Partnership engaged the services of third-party valuation experts to assist it in determining the fair value of the acquired assets and liabilities, including goodwill; however, the ultimate determination of those values is the responsibility of the Partnership’s management. The Partnership bases its estimates on assumptions believed to be reasonable, but which are inherently uncertain. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

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

Commodity Price Risk

While we generate a substantial portion of our gross margin pursuant to fee-based contracts that include minimum volume commitments and/or demand fees, we are also directly and indirectly exposed to changes in the prices of natural gas, condensate and NGLs. The Partnership utilizes derivatives and forward commodity sales to mitigate the effects of price changes. We do not enter into risk management contracts for speculative purposes. For further information regarding our derivatives, see Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data.”

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 13% of our total gross margin for the twelve months ending December 31, 2018 will be directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since December 31, 2017, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the twelve months ending December 31, 2018.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next 12 months. Based on a sensitivity analysis for the twelve months ending December 31, 2018, a 10% decrease in prices from forecasted levels would decrease net income by approximately $13 million for natural gas and ethane and $10 million for NGLs (other than ethane) and condensate, excluding the impact of hedges.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. The majority of our debt portfolio is comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility, 2015 Term Loan Agreement and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. Based upon the $855 million outstanding borrowings under the 2015 Term Loan Agreement, Revolving Credit Facility and commercial paper program as of December 31, 2017, and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $9 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enable GP, LLC and
Unitholders of Enable Midstream Partners, LP
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enable Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2018
We have served as the Partnership’s auditor since 2013.

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 14)):
Product sales	$1,653	$1,172	$1,334
Service revenue	1,150	1,100	1,084
Total Revenues	2,803	2,272	2,418
Cost and Expenses (including expenses from affiliates (Note 14)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,381	1,017	1,097
Operation and maintenance	369	367	419
General and administrative	95	98	103
Depreciation and amortization	366	338	318
Impairments (Note 8, Note 12)	—	9	1,134
Taxes other than income taxes	64	58	59
Total Cost and Expenses	2,275	1,887	3,130
Operating Income (Loss)	528	385	(712)
Other Income (Expense):
Interest expense (including expenses from affiliates (Note 14))	(120)	(99)	(90)
Equity in earnings of equity method affiliate	28	28	29
Other, net	—	—	2
Total Other Income (Expense)	(92)	(71)	(59)
Income (Loss) Before Income Taxes	436	314	(771)
Income tax expense (benefit)	(1)	1	—
Net Income (Loss)	$437	$313	$(771)
Less: Net income (loss) attributable to noncontrolling interest	1	1	(19)
Net Income (Loss) Attributable to Limited Partners	$436	$312	$(752)
Less: Series A Preferred Unit distributions (Note 5)	36	22	—
Net Income (Loss) Attributable to Common and Subordinated Units (Note 4)	$400	$290	$(752)

Basic earnings (loss) per unit (Note 4)
Common units	$0.92	$0.69	$(1.78)
Subordinated units	$0.93	$0.68	$(1.78)
Diluted earnings (loss) per unit (Note 4)
Common units	$0.92	$0.69	$(1.78)
Subordinated units	$0.93	$0.68	$(1.78)

See Notes to the Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

	(In millions, except units)
Current Assets:
Cash and cash equivalents	$5	$6
Restricted cash	14	17
Accounts receivable, net	277	249
Accounts receivable—affiliated companies	18	13
Inventory	40	41
Gas imbalances	37	41
Other current assets	25	29
Total current assets	416	396
Property, Plant and Equipment:
Property, plant and equipment	12,079	11,567
Less accumulated depreciation and amortization	1,724	1,424
Property, plant and equipment, net	10,355	10,143
Other Assets:
Intangible assets, net	451	306
Goodwill	12	—
Investment in equity method affiliate	324	329
Other	35	38
Total other assets	822	673
Total Assets	$11,593	$11,212
Current Liabilities:
Accounts payable	$263	$181
Accounts payable—affiliated companies	3	3
Short-term debt	405	—
Current portion of long-term debt	450	—
Taxes accrued	32	30
Gas imbalances	12	35
Accrued compensation	32	37
Customer deposits	34	31
Other	48	45
Total current liabilities	1,279	362
Other Liabilities:
Accumulated deferred income taxes, net	6	10
Regulatory liabilities	21	19
Other	38	34
Total other liabilities	65	63
Long-Term Debt	2,595	2,993
Commitments and Contingencies (Note 15)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	362	362
Common units (432,584,080 issued and outstanding at December 31, 2017 and 224,535,454 issued and outstanding at December 31, 2016, respectively)	7,280	3,737
Subordinated units (0 issued and outstanding at December 31, 2017 and 207,855,430 issued and outstanding at December 31, 2016, respectively)	—	3,683
Noncontrolling interest	12	12
Total Partners’ Equity	7,654	7,794
Total Liabilities and Partners’ Equity	$11,593	$11,212

See Notes to the Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$437	$313	$(771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	366	338	318
Deferred income taxes	(3)	2	(1)
Impairments	—	9	1,134
Loss on sale/retirement of assets	7	17	5
Equity in earnings of equity method affiliate	(28)	(28)	(29)
Return on investment of equity method affiliate	28	28	34
Equity-based compensation	15	13	9
Amortization of debt costs and discount (premium)	(2)	(3)	(2)
Changes in other assets and liabilities:
Accounts receivable, net	(23)	(4)	9
Accounts receivable—affiliated companies	(5)	8	6
Inventory	1	12	10
Gas imbalance assets	4	(18)	22
Other current assets	4	6	2
Other assets	1	(1)	(4)
Accounts payable	54	(34)	—
Accounts payable—affiliated companies	—	(6)	(29)
Gas imbalance liabilities	(23)	10	12
Other current liabilities	(4)	45	6
Other liabilities	5	14	(5)
Net cash provided by operating activities	834	721	726
Cash Flows from Investing Activities:
Capital expenditures	(416)	(383)	(869)
Acquisitions, net of cash acquired	(298)	—	(80)
Proceeds from sale of assets	1	1	3
Proceeds from insurance	2	—	—
Return of investment in equity method affiliate	5	15	8
Investment in equity method affiliate	—	—	(8)
Net cash used in investing activities	(706)	(367)	(946)
Cash Flows from Financing Activities:
Proceeds from long-term debt, net of issuance costs	691	—	450
Proceeds from revolving credit facility	1,200	1,734	585
Repayment of revolving credit facility	(1,836)	(1,408)	(275)
Increase (decrease) in short-term debt	405	(236)	(17)
Repayment of notes payable—affiliated companies	—	(363)	—
Proceeds from issuance of common units	—	137	—
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	362	—
Distributions	(590)	(561)	(531)
Cash taxes paid for employee equity-based compensation	(2)	—	—
Net cash provided by (used in) financing activities	(132)	(335)	212
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(4)	19	(8)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23	4	12
Cash, Cash Equivalents and Restricted Cash at End of Period	$19	$23	$4

See Notes to the Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

	Series A Preferred Units		Common Units		Subordinated Units		Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Units	Value	Value	Value

	(In millions)
Balance as of December 31, 2014	—	$—	214	$4,353	208	$4,439	$31	$8,823
Net loss	—	—	—	(379)	—	(373)	(19)	(771)
Issuance of common units upon interest acquisition of SESH	—	—	—	1	—	—	—	1
Distributions	—	—	—	(270)	—	(261)	—	(531)
Equity-based compensation, net of units for employee taxes	—	—	—	9	—	—	—	9
Balance as of December 31, 2015	—	$—	214	$3,714	208	$3,805	$12	$7,531
Net income	—	22	—	147	—	143	1	313
Issuance of Series A Preferred Units	15	362	—	—	—	—	—	362
Issuance of common units	—	—	10	137	—	—	—	137
Distributions	—	(22)	—	(274)	—	(265)	(1)	(562)
Equity-based compensation, net of units for employee taxes	—	—	—	13	—	—	—	13
Balance as of December 31, 2016	15	$362	224	$3,737	208	$3,683	$12	$7,794
Net income	—	36	—	266	—	134	1	437
Conversion of subordinated units	—	—	208	3,619	(208)	(3,619)	—	—
Distributions	—	(36)	—	(355)	—	(198)	(1)	(590)
Equity-based compensation, net of units for employee taxes	—	—	1	13	—	—	—	13
Balance as of December 31, 2017	15	$362	433	$7,280	—	$—	$12	$7,654

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

At December 31, 2017, CenterPoint Energy held approximately 54.1% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.7% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. See Note 5 for further information related to the Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s General Partner (Enable GP) on an annual or continuing basis and may not remove Enable GP without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

For the period from December 31, 2014 through June 29, 2015, the financial statements reflect a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to a 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed its remaining 0.1% interest in SESH to the Partnership in exchange for 25,341 common units. For the years ended December 31, 2017 and 2016, the Partnership owned a 50% interest in SESH. See Note 9 for further discussion of SESH.

In addition, for the years ended December 31, 2017, 2016 and 2015, the Partnership held a 50% ownership interest in Atoka and consolidated Atoka in its Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka.

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

The Partnership recognizes revenue from natural gas gathering, processing, transportation and storage and crude oil gathering services to third parties as services are provided. Revenue associated with NGLs is recognized when the production is sold. The Partnership records deferred revenue when it receives consideration from a third party before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. The Partnership had $35 million and $34 million of deferred revenues, including deferred revenue—affiliated companies, included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

The Partnership relies on certain key natural gas producer customers for a significant portion of natural gas and NGLs supply. The Partnership relies on certain key utilities for a significant portion of transportation and storage demand. The Partnership depends on third-party facilities to transport and fractionate NGLs that it delivers to third parties at the inlet of their facilities. Additionally, for the years ended December 31, 2017, 2016 and 2015, one third party purchased approximately 13%, 22% and 18%, respectively, of the NGLs delivered off our system, which accounted for approximately $140 million, $129 million and $108 million, or 5%, 6% and 4%, respectively, of total revenues. Additionally, in the year ended December 31, 2017, another third party purchased 12% of the NGLs delivered off our system, which accounted for $127 million, or 4% of total revenues. Other than revenues from affiliates discussed in Note 14, there are no other revenue concentrations with individual customers in the years ended December 31, 2017, 2016 and 2015.

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

Environmental Costs

The Partnership expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. The Partnership expenses amounts that relate to an existing condition caused by past operations that do not have future economic benefit. The Partnership records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated. There are no material amounts accrued at December 31, 2017 or 2016.

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

Cash and Cash Equivalents

The Partnership considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. The Consolidated Balance Sheets have $5 million and $6 million of cash and cash equivalents as of December 31, 2017 and 2016, respectively.

Restricted Cash

Restricted cash consists of cash which is restricted by agreements with third parties. The Consolidated Balance Sheets have $14 million and $17 million of restricted cash as of December 31, 2017 and 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, we evaluate our customers’ financial strength based on aging of accounts receivable, payment history and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to historical bad debt write-offs, the aging of receivables and specific customer circumstances that may impact their ability to pay the amounts due. Based on this review, management determined that a $3 million allowance for doubtful accounts was required at each of December 31, 2017 and 2016.

Inventory

Materials and supplies inventory is valued at cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded write-downs to net realizable value related to materials and supplies inventory disposed or identified as excess or obsolete of $1 million for each of the years ended December 31, 2017 and 2016. There were less than $1 million of write-downs related to materials and supplies inventory for the year ended December 31, 2015. Materials and supplies are recorded to inventory when purchased and, as appropriate, subsequently charged to operation and maintenance expense on the Consolidated Statements of Income or capitalized to property, plant and equipment on the Consolidated Balance Sheets when installed.

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for the intrastate pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. During the years ended December 31, 2017, 2016 and 2015, the Partnership recorded write-downs to net realizable value related to natural gas and natural gas liquids inventory of $2 million, $3 million and $13 million, respectively. The cost of gas associated with sales of natural gas and natural gas liquids inventory is presented in Cost of natural gas and natural gas liquids, excluding depreciation and amortization on the Consolidated Statements of Income.

	December 31,
	2017	2016

	(In millions)
Materials and supplies	$29	$30
Natural gas and natural gas liquids inventories	11	11
Total	$40	$41

Gas Imbalances

Gas imbalances occur when the actual amounts of natural gas delivered from or received by the Partnership’s pipeline systems differ from the amounts scheduled to be delivered or received. Imbalances are due to or due from shippers and operators and can be settled in cash or natural gas depending on contractual terms. The Partnership values all imbalances at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value.

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

Assessing Impairment of Long-lived Assets (including Intangible Assets) and Goodwill

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. For more information, see Note 12.

The Partnership assesses its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. The Partnership utilizes the market or income approaches to estimate the fair value of the reporting unit, also giving consideration to the alternative cost approach. Under the market approach, historical and current year forecasted cash flows are multiplied by a market multiple to determine fair value. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Partnership performs its goodwill impairment testing at the transportation and storage and gathering and processing reportable segment level. For more information, see Note 8.

Regulatory Assets and Liabilities

The Partnership applies the guidance for accounting for regulated operations to portions of the transportation and storage segment. The Partnership’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of each of December 31, 2017 and 2016, these removal costs of $21 million and $19 million, respectively, are classified as Regulatory liabilities in the Consolidated Balance Sheets.

Capitalization of Interest and Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates for entities that apply guidance for accounting for regulated operations. Capitalized interest represents the approximate net composite interest cost of borrowed funds used for construction. Interest and AFUDC are capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. During the years ended December 31, 2017, 2016 and 2015, the Partnership capitalized interest and AFUDC of $1 million, $4 million and $10 million, respectively.

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

Equity-Based Compensation

The Partnership awards equity-based compensation to officers, directors and employees under the Long-Term Incentive Plan. All equity-based awards to officers, directors and employees under the Long-Term Incentive Plan, including grants of performance units, time-based phantom units (phantom units) and time-based restricted units (restricted units) are recognized in the Consolidated Statements of Income based on their fair values. The fair value of the phantom units and restricted units are based on the closing market price of the Partnership’s common unit on the grant date. The fair value of the performance units is estimated on the grant date using a lattice-based valuation model that factors in information, including the expected distribution yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition, over the expected life of the performance units. Compensation expense for the phantom unit and restricted unit awards is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a vesting period. The vesting of the performance unit awards is also contingent upon the probable outcome of the market condition. Depending on forfeitures and actual vesting, the compensation expense recognized related to the awards could increase or decrease.

Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP

On November 14, 2017, the General Partner adopted the Fifth Amended and Restated Agreement of Limited Partnership (the Partnership Agreement), to implement certain changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 relating to partnership audit and adjustment procedures. The Partnership Agreement also removed references to the subordinated units (all of which previously converted into common units) and related provisions.

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

As part of our evaluation of the impact of this standard, we have completed our review of customer contracts across all our business segments. We do not believe the adoption of Topic 606 will have a material impact on Product sales, Operating Income or Net Income. However, we have identified certain contractual arrangements that will materially impact Service revenue and Cost of natural gas and natural gas liquids upon adoption of Topic 606, as follows:

•
Natural gas and natural gas liquids purchase arrangements - For certain arrangements within our gathering and processing segment, the Partnership purchases and controls the entire hydrocarbon stream at the point of receipt. Under Topic 606, these arrangements are considered supplier contracts rather than contracts with customers. Therefore, upon adoption of Topic 606, the gathering and processing fees for these arrangements that were previously recognized as Service revenue under Topic 605 will now be recognized as reductions to Cost of natural gas and natural gas liquids.

•
Percent-of-proceeds and percent-of-liquids processing arrangements - Under percent-of-proceeds and percent-of-liquids arrangements within our gathering and processing segment, we have recognized the value of natural gas and natural gas liquids received in our purchase cost within Cost of natural gas and natural gas liquids. Under Topic 606, the Partnership will recognize the value of the natural gas and NGLs received as Service revenue and as an increase to Cost of natural gas and natural gas liquids when the natural gas or NGLs are sold and Product sales are recognized.

•
Keep-whole arrangements - Under keep-whole arrangements within our gathering and processing segment, the Partnership recognized the value of NGLs received in Product revenue and the value of the thermally equivalent quantity of natural gas provided in our purchase cost within Cost of natural gas and natural gas liquids. Under Topic 606, the Partnership will recognize the value of the NGLs received less the value of the thermal equivalent volume of natural gas provided as Service revenue and as an increase to Cost of natural gas and natural gas liquids when the NGLs are sold and Product sales are recognized.

•
Fixed fuel arrangements - Under certain gathering arrangements within our gathering and processing segment as well as under certain transportation arrangements within our transportation and storage segment we receive a fixed amount of fuel regardless of actual fuel usage. Historically, revenue for fuel in excess of actual usage was recognized when such fuel was received, and additional revenue was recognized when such fuel was sold. Under Topic 606, fuel in excess of actual usage will be treated as a byproduct obtained through the fulfillment of a contract, and the Partnership will recognize revenue at the time the excess fuel is sold. This will result in a reduction of Product sales and a corresponding reduction in Cost of natural gas and natural gas liquids.

We continue to develop the underlying reports, internal controls and disclosures to record activity under Topic 606 upon adoption. The Partnership adopted Topic 606 on January 1, 2018 using the modified retrospective method. Upon adoption, we did not recognize a material cumulative adjustment to Partners’ Equity and we do not expect material changes in the timing of revenue recognition or our accounting policies.

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

(3) Acquisitions

Align Acquisition

On October 4, 2017, the Partnership acquired all of the equity interests in Align Midstream, LLC, a midstream service provider with natural gas gathering and processing facilities in the Cotton Valley and Haynesville plays of the Ark-La-Tex Basin, for approximately $298 million in cash. The acquisition includes approximately 190 miles of natural gas gathering pipelines across Rusk, Panola and Shelby counties in Texas and DeSoto Parish in Louisiana and a cryogenic natural gas processing plant in Panola County, Texas, with a capacity of 100 MMcf/d. The acquisition was accounted for as a business combination and funded with borrowings under the Revolving Credit Facility. During the fourth quarter of 2017, the Partnership finalized the purchase price allocation as of October 4, 2017.

The following table presents the fair value of the identified assets acquired and liabilities assumed at the acquisition date:

Purchase price allocation (in millions):
Assets acquired:
Accounts receivable	$5
Property, plant and equipment	111
Intangibles	176
Goodwill	12
Liabilities assumed:
Current liabilities	6
Total identifiable net assets	$298

The Partnership recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer contract life of approximately 10 years. Goodwill recognized from the acquisition primarily relates to greater operating leverage in the Ark-La-Tex Basin and is allocated to the gathering and processing segment. The Partnership incurred approximately $2 million of acquisition costs associated with this transaction, which are included in General and administrative expense in the Consolidated Statements of Income. The Partnership determined not to include pro forma consolidated financial statements for the periods presented as the impact would not be material.

Monarch Acquisition

On April 22, 2015, the Partnership entered into an agreement with Monarch Natural Gas, LLC, pursuant to which the Partnership agreed to acquire approximately 106 miles of gathering pipeline, approximately 5,000 horsepower of associated compression, right-of-ways and certain other midstream assets that provide natural gas gathering services in the Greater Granite Wash area of Texas. The transaction closed on May 1, 2015. The aggregate purchase price for this transaction was approximately $80 million, which was funded from cash generated from operations and borrowings under our Revolving Credit Facility.

The acquisition was accounted for as a business combination. During the third quarter of 2015, the Partnership finalized the purchase price allocation as of May 1, 2015.

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

(4) Earnings Per Limited Partner Unit

Basic and diluted earnings per limited partner unit is calculated by dividing net income (loss) allocable to common and subordinated unitholders by the weighted average number of common and subordinated units outstanding during the period. Any common units issued during the period are included on a weighted average basis for the days in which they were outstanding. The dilutive effect of the unit-based awards discussed in Note 17 was less than $0.01 per unit during the years ended December 31, 2017, 2016 and 2015.

The following table illustrates the Partnership’s calculation of earnings (loss) per unit for common and subordinated units:

	Year Ended December 31,
	2017	2016	2015

	(In millions, except per unit data)
Net income (loss)	$437	$313	$(771)
Net income (loss) attributable to noncontrolling interest	1	1	(19)
Series A Preferred Unit distributions	36	22	—
General partner interest in net income	—	—	—
Net income (loss) available to common and subordinated unitholders	$400	$290	$(752)

Net income (loss) allocable to common units	$273	$148	$(381)
Net income (loss) allocable to subordinated units	127	142	(371)
Net income (loss) available to common and subordinated unitholders	$400	$290	$(752)

Net income (loss) allocable to common units	$273	$148	$(381)
Dilutive effect of Series A Preferred Unit distribution	—	—	—
Diluted net income (loss) allocable to common units	273	148	(381)
Diluted net income (loss) allocable to subordinated units	127	142	(371)
Total	$400	$290	$(752)

Basic weighted average number of outstanding
Common units (1)	296	216	214
Subordinated units	137	208	208
Total	433	424	422

Basic earnings (loss) per unit
Common units	$0.92	$0.69	$(1.78)
Subordinated units	$0.93	$0.68	$(1.78)

Basic weighted average number of outstanding common units	296	216	214
Dilutive effect of Series A Preferred Units	—	—	—
Dilutive effect of performance units	1	—	—
Diluted weighted average number of outstanding common units	297	216	214
Diluted weighted average number of outstanding subordinated units	137	208	208
Total	434	424	422

Diluted earnings (loss) per unit
Common units	$0.92	$0.69	$(1.78)
Subordinated units	$0.93	$0.68	$(1.78)
____________________

(1)	Basic weighted average number of outstanding common units for the year ended December 31, 2017 includes approximately one million time-based phantom units.

See Note 5 for discussion of the expiration of the subordination period.

(5) Enable Midstream Partners, LP Partners’ Equity

The Partnership Agreement requires that, within 60 days subsequent to the end of each quarter, the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to unitholders of record on the applicable record date.

The Partnership paid or has authorized payment of the following cash distributions to common and subordinated unitholders, as applicable, during 2017, 2016 and 2015 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
December 31, 2017 (1)	February 20, 2018	February 27, 2018	$0.318	$138
September 30, 2017	November 14, 2017	November 21, 2017	$0.318	$138
June 30, 2017	August 22, 2017	August 29, 2017	$0.318	$138
March 31, 2017	May 23, 2017	May 30, 2017	$0.318	$137
December 31, 2016	February 21, 2017	February 28, 2017	$0.318	$137
September 30, 2016	November 14, 2016	November 22, 2016	$0.318	$134
June 30, 2016	August 16, 2016	August 23, 2016	$0.318	$134
March 31, 2016	May 6, 2016	May 13, 2016	$0.318	$134
December 31, 2015	February 2, 2016	February 12, 2016	$0.318	$134
September 30, 2015	November 3, 2015	November 13, 2015	$0.318	$134
June 30, 2015	August 3, 2015	August 13, 2015	$0.316	$134
March 31, 2015	May 5, 2015	May 15, 2015	$0.3125	$132
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on February 9, 2018, to be paid on February 27, 2018, to common unitholders of record at the close of business on February 20, 2018.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2017 and 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
December 31, 2017 (1)	February 9, 2018	February 15, 2018	$0.625	$9
September 30, 2017	October 31, 2017	November 14, 2017	$0.625	$9
June 30, 2017	July 31, 2017	August 14, 2017	$0.625	$9
March 31, 2017	May 2, 2017	May 12, 2017	$0.625	$9
December 31, 2016	February 10, 2017	February 15, 2017	$0.625	$9
September 30, 2016	November 1, 2016	November 14, 2016	$0.625	$9
June 30, 2016	August 2, 2016	August 12, 2016	$0.625	$9
March 31, 2016 (2)	May 6, 2016	May 13, 2016	$0.2917	$4
_____________________

(1)
The board of directors of Enable GP declared this $0.625 per Series A Preferred Unit cash distribution on February 9, 2018, which was paid on February 15, 2018 to Series A Preferred unitholders of record at the close of business on February 9, 2018.

(2)
The prorated quarterly distribution for the Series A Preferred Units is for a partial period beginning on February 18, 2016, and ending on March 31, 2016, which equates to $0.625 per unit on a full-quarter basis or $2.50 per unit on an annualized basis.

General Partner Interest and Incentive Distribution Rights

Enable GP owns a non-economic general partner interest in the Partnership and, except as provided below with respect to incentive distribution rights, will not be entitled to distributions that the Partnership makes prior to the liquidation of the Partnership in respect of such general partner interest. Enable GP currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from operating surplus (as defined in the Partnership Agreement) in excess of $0.330625 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Enable GP or its affiliates may receive on common units that they own.

Expiration of Subordination Period

Prior to the expiration of the subordination period, CenterPoint Energy and OGE Energy held 139,704,916 and 68,150,514 subordinated units, respectively. The financial tests required for conversion of all subordinated units were met and the 207,855,430 outstanding subordinated units converted into common units on a one-for-one basis on August 30, 2017. The conversion of the subordinated units did not change the aggregate amount of outstanding units, and the conversion of the subordinated units did not impact the amount of cash available for distribution by the Partnership.

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

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the year ended December 31, 2017, the Partnership sold an aggregate of 18,500 common units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 of commissions). The Partnership incurred approximately $345,000 of expenses associated with the filing of the registration statements for the ATM Program. The proceeds were used for general partnership purposes.

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

(6) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives (Years)	December 31,
		2017	2016

		(In millions)
Property, plant and equipment, gross:
Gathering and Processing	36	$7,322	$6,987
Transportation and Storage	34	4,538	4,498
Construction work-in-progress		219	82
Total		$12,079	$11,567
Accumulated depreciation:
Gathering and Processing		865	681
Transportation and Storage		859	743
Total accumulated depreciation		1,724	1,424
Property, plant and equipment, net		$10,355	$10,143

The Partnership recorded depreciation expense of $335 million, $311 million and $291 million during the years ended December 31, 2017, 2016 and 2015, respectively.

(7) Intangible Assets, Net

The Partnership has intangible assets associated with customer relationships related to the acquisitions of Enogex, Monarch Natural Gas, LLC and Align Midstream, LLC as follows:

	December 31,
	2017	2016

	(In millions)
Customer relationships:
Total intangible assets (1)	$581	$405
Accumulated amortization	130	99
Net intangible assets	$451	$306
____________________

(1)	See Note 3 for discussion of the acquisition of Align Midstream, LLC during the year ended December 31, 2017.

Intangible assets related to customer relationships have a weighted average useful life of 13 years. Intangible assets do not have any significant residual value or renewal options of existing terms. There are no intangible assets with indefinite useful lives.

The Partnership recorded amortization expense of $31 million, $27 million and $27 million during the years ended December 31, 2017, 2016 and 2015, respectively. The following table summarizes the Partnership’s expected amortization of intangible assets for each of the next five years:

	2018	2019	2020	2021	2022

	(In millions)
Expected amortization of intangible assets	$45	$45	$45	$45	$45

(8) Goodwill

For the periods ended prior to September 30, 2015, the goodwill associated with the gathering and processing reportable segment is primarily related to the acquisitions of Enogex, Waskom and Monarch. The Partnership recognized $438 million of goodwill as a result of the acquisition of Enogex, which occurred at the time of the formation of the Partnership in 2013. The $579 million of goodwill associated with the transportation and storage reportable segment was related to the original acquisitions of EGT and MRT in 1997 by predecessors of the Partnership. Due to the continuing commodity price declines, the resulting decreases in forward commodity prices and forecasted producer activities, and an increase in the weighted average cost of capital, the Partnership determined that the impact on our forecasted discounted cash flows for our gathering and processing and transportation and storage reportable segments would be significantly reduced. As a result, when the Partnership performed our annual goodwill impairment analysis as of October 1, 2015, we determined that goodwill was completely impaired in the amount of $1,087 million, which is included in Impairments on the Consolidated Statements of Income for the year ended December 31, 2015. As a result, the Partnership did not have any goodwill recorded as of December 31, 2016. In the fourth quarter of 2017, as a result of the acquisition of Align Midstream, LLC, the Partnership recorded $12 million of goodwill, included in the gathering and processing reportable segment.

The change in carrying amount of goodwill in each of our reportable segments is as follows:

	Gathering and Processing	Transportation and Storage	Total

	(in millions)
Balance as of December 31, 2014	$489	$579	$1,068
Monarch Acquisition (1)	19	—	19
Goodwill impairment	(508)	(579)	(1,087)
Balance as of December 31, 2015	$—	$—	$—

Balance as of December 31, 2016	$—	$—	$—
Align Acquisition (1)	12	—	12
Balance as of December 31, 2017	$12	$—	$12
_____________________

(1)	See Note 3 for further discussion.

(9) Investment in Equity Method Affiliate

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

For the period from December 31, 2014 through June 29, 2015, the Partnership held a 49.90% interest in SESH. On June 12, 2015, CenterPoint Energy exercised its put right with respect to its remaining 0.1% interest in SESH. Pursuant to the put right, on June 30, 2015, CenterPoint Energy contributed a 0.1% interest in SESH to the Partnership in exchange for 25,341 common units, which had a fair value of $1 million based upon the closing market price of the Partnership’s common units. Spectra Energy Partners, LP owns the remaining 50% interest in SESH. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its limited partner interest in the Partnership and its economic interest in Enable GP, or does not have the ability to exercise certain control rights, Spectra Energy Partners, LP may, under certain circumstances, have the right to purchase our interest in SESH at fair market value, subject to certain exceptions. For the years ended December 31, 2017 and 2016, the Partnership owned a 50% interest in SESH.

The Partnership shares operations of SESH with Spectra Energy Partners, LP under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. During the years ended December 31, 2017, 2016 and 2015, the Partnership billed SESH $17 million, $13 million and $12 million, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate under the Other Income (Expense) caption in the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

Investment in Equity Method Affiliate:

(In millions)
Balance as of December 31, 2014	$348
Interest acquisition of SESH	1
Equity in earnings of equity method affiliate	29
Contributions to equity method affiliate	8
Distributions from equity method affiliate (1)	(42)
Balance as of December 31, 2015	344
Equity in earnings of equity method affiliate	28
Distributions from equity method affiliate (1)	(43)
Balance as of December 31, 2016	$329
Equity in earnings of equity method affiliate	28
Distributions from equity method affiliate (1)	(33)
Balance as of December 31, 2017	$324
____________________

(1)
Distributions from equity method affiliate includes a $28 million, $28 million and $34 million return on investment and a $5 million, $15 million and $8 million return of investment for the years ended December 31, 2017, 2016 and 2015, respectively.

Equity in Earnings of Equity Method Affiliate:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
SESH	$28	$28	$29
Distributions from Equity Method Affiliate:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
SESH	$33	$43	$42

Summarized financial information of SESH:

	December 31,
	2017	2016

	(In millions)
Balance Sheet Data:
Current assets	$32	$31
Property, plant and equipment, net	1,093	1,110
Total assets	$1,125	$1,141
Current liabilities	$14	$18
Long-term debt	397	397
Members’ equity	714	726
Total liabilities and members’ equity	$1,125	$1,141
Reconciliation:
Investment in SESH	$324	$329
Less: Capitalized interest on investment in SESH	(1)	(1)
Add: Basis differential, net of amortization	34	35
The Partnership’s share of members’ equity	$357	$363

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Income Statement Data:
Revenues	$113	$115	$115
Operating income	$72	$73	$71
Net income	$54	$55	$57

(10) Debt

The following table presents the Partnership’s outstanding debt as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Outstanding Principal	Premium (Discount)(1)	Total Debt	Outstanding Principal	Premium (Discount)(1)	Total Debt

	(In millions)
Commercial Paper	405	—	405	—	—	—
Revolving Credit Facility	—	—	—	636	—	636
2015 Term Loan Agreement	450	—	450	450	—	450
2019 Notes	500	—	500	500	—	500
2024 Notes	600	—	600	600	(1)	599
2027 Notes	700	(3)	697	—	—	—
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	13	263	250	18	268
Total debt	3,455	10	3,465	2,986	17	3,003
Less: Short-term debt (2)			405			—
Less: Current portion of long-term debt			450			—
Less: Unamortized debt expense (3)			15			10
Total long-term debt			$2,595			$2,993
___________________

(1)	Unamortized premium (discount) on long-term debt is amortized over the life of the respective debt.

(2)	Short-term debt includes $405 million of commercial paper as of December 31, 2017. There was no commercial paper outstanding as of December 31, 2016.

(3)
As of December 31, 2017 and 2016, there was an additional $3 million and $5 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other long-term assets, not included above. Unamortized debt expense is amortized over the life of the respective debt.

Maturities of outstanding debt, excluding unamortized premiums (discounts), are as follows (in millions):

2018	$855
2019	500
2020	250
2021	—
2022	—
Thereafter	1,850

Revolving Credit Facility

On June 18, 2015, the Partnership entered into the $1.75 billion Revolving Credit Facility, which matures on June 18, 2020, subject to an extension option, which may be exercised two times to extend the term of the Revolving Credit facility, in each case, for an additional one-year term. As of December 31, 2017, there were no principal advances and $3 million in letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of December 31, 2017, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of December 31, 2017, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Consolidated Statements of Income.

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

Commercial Paper

The Partnership has a commercial paper program pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There was $405 million and zero outstanding under our commercial paper program as of December 31, 2017 and 2016, respectively. The weighted average interest rate for the outstanding commercial paper was 2.42% as of December 31, 2017.

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement, providing for an unsecured three-year $450 million term loan agreement (2015 Term Loan Agreement). The entire $450 million principal amount of the 2015 Term Loan Agreement was borrowed by the Partnership on July 31, 2015. The 2015 Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the 2015 Term Loan Agreement, in each case, for an additional one-year term. The 2015 Term Loan Agreement provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof, in a minimum amount of $1 million, or any multiple of $0.5 million in excess thereof. As of December 31, 2017, there was $450 million outstanding under the 2015 Term Loan Agreement, which is included as Short-term debt in the Partnership’s Consolidated Balance Sheets.

The 2015 Term Loan Agreement provides that outstanding borrowings bear interest at LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on our applicable credit ratings. As of December 31, 2017, the applicable margin for LIBOR-based borrowings under the 2015 Term Loan Agreement was 1.375% based on our credit ratings. For the year ended December 31, 2017, the weighted average interest rate of the 2015 Term Loan Agreement was 2.45%.

The 2015 Term Loan Agreement contains substantially the same covenants as the Revolving Credit Facility.

Senior Notes

On March 9, 2017, the Partnership completed the public offering of $700 million 4.400% Senior Notes due 2027 (2027 Notes). The Partnership received net proceeds of approximately $691 million. The proceeds were used for general partnership purposes, including to repay amounts outstanding under the Revolving Credit Facility. The 2027 Notes had an unamortized discount of $3 million and unamortized debt expense of $6 million at December 31, 2017, resulting in an effective interest rate of 4.56% during the year ended December 31, 2017.

In addition to the 2027 Notes, as of December 31, 2017, the Partnership’s debt included the $500 million 2.400% senior notes due 2019 (2019 Notes), $600 million 3.900% senior notes due 2024 (2024 Notes) and $550 million 5.000% senior notes due 2044 (2044 Notes). The 2019 Notes, 2024 Notes and 2044 Notes had $9 million of unamortized debt expense at December 31, 2017, resulting in effective interest rates of 2.58%, 4.02% and 5.08%, respectively, during the year ended December 31, 2017.

The indenture governing the 2019 Notes, 2024 Notes, 2027 Notes and 2044 Notes contains certain restrictions, including, among others, limitations on our ability and the ability of our principal subsidiaries to: (i) consolidate or merge and sell all or substantially all of our and our subsidiaries’ assets and properties; (ii) create, or permit to be created or to exist, any lien upon any of our or our principal subsidiaries’ principal property, or upon any shares of stock of any principal subsidiary, to secure any debt; and (iii) enter into certain sale-leaseback transactions. These covenants are subject to certain exceptions and qualifications.

As of December 31, 2017, the Partnership’s debt included EOIT’s $250 million 6.25% senior notes due March 2020 (the EOIT Senior Notes). The EOIT Senior Notes had $13 million of unamortized premium at December 31, 2017, resulting in an effective interest rate of 3.83% during the year ended December 31, 2017. These senior notes do not contain any financial covenants other than a limitation on liens. This limitation on liens is subject to certain exceptions and qualifications.

As of December 31, 2017, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

(11) Derivative Instruments and Hedging Activities

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

As of December 31, 2017 and 2016, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of December 31, 2017 and 2016, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	December 31, 2017		December 31, 2016
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	17	13	2	29
Financial basis futures/swaps	17	17	2	30
Physical purchases/sales	1	37	1	25
Crude oil (for condensate)— MBbl (2)
Financial futures/swaps	—	564	—	540
Natural gas liquids— MBbl (3)
Financial futures/swaps	—	1,615	60	1,133
____________________

(1)
As of December 31, 2017, 67.7% of the natural gas contracts have durations of one year or less, 16.1% have durations of more than one year and less than two years and 16.2% have durations of more than two years. As of December 31, 2016, 100.0% of the natural gas contracts had durations of one year or less.

(2)	As of December 31, 2017 and 2016, 100% of the crude oil (for condensate) contracts have durations of one year or less.

(3)	As of December 31, 2017 and 2016, 100.0% of the natural gas liquid contracts have durations of one year or less.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Consolidated Balance Sheet at December 31, 2017 and 2016 that were not designated as hedging instruments for accounting purposes are as follows:

		December 31, 2017		December 31, 2016
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$5	$4	$2	$22
Physical purchases/sales	Other Current	3	—	—	1
Crude oil (for condensate)
Financial futures/swaps	Other Current	—	4	—	3
Natural gas liquids
Financial futures/swaps	Other Current	1	5	—	8
Total gross derivatives (1)		$9	$13	$2	$34
_____________________

(1)	See Note 12 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Consolidated Balance Sheets as of December 31, 2017 and 2016.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

	Amounts Recognized in Income
	Year Ended December 31,
	2017	2016	2015

	(In millions)
Natural gas financial futures/swaps gains (losses)	$20	$(19)	$26
Natural gas physical purchases/sales gains (losses)	9	(7)	(9)
Crude oil (for condensate) financial futures/swaps gains (losses)	(1)	(4)	12
Natural gas liquids financial futures/swaps gains (losses)	(9)	(13)	10
Total	$19	$(43)	$39

For derivatives not designated as hedges in the tables above, amounts recognized in income for the years ended December 31, 2017, 2016 and 2015, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Change in fair value of derivatives	$28	$(60)	$(8)
Realized gain (loss) on derivatives	(9)	17	47
Gain (loss) on derivative activity	$19	$(43)	$39

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, at December 31, 2017, the Partnership would have been required to post $7 million cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position at December 31, 2017. In addition, the Partnership could be required to provide additional credit assurances in future dealings with third parties, which could include letters of credit or cash collateral.

(12) Fair Value Measurements

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended December 31, 2017, there were no transfers between Level 2 and Level 3 instruments.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$636	$636
2015 Term Loan Agreement (Level 2)	450	450	450	450
2019 Notes (Level 2)	500	497	500	490
2024 Notes (Level 2)	600	602	599	564
2027 Notes (Level 2)	697	712	—	—
2044 Notes (Level 2)	550	550	550	467
EOIT Senior Notes (Level 2)	263	265	268	260
______________________

(1)
Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $405 million and zero of commercial paper was outstanding as of December 31, 2017 and 2016, respectively.

The fair value of the Partnership’s Revolving Credit Facility, 2015 Term Loan Agreement, 2019 Notes, 2024 Notes, 2027 Notes, 2044 Notes, and EOIT Senior Notes, is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

During the years ended December 31, 2016 and 2015, the Partnership remeasured the Service Star assets at fair value and reassessed the carrying value of the Service Star business line, a component of the gathering and processing segment that provides measurement and communication services to third parties. The 2016 impairment, which impaired substantially all of the remaining net book value of the Service Star business line, was primarily driven by the impact of planned technology changes affecting Service Star. The 2015 impairment was based upon higher than expected losses of customers. Based on forecasted future undiscounted cash flows management determined that the carrying value of the Service Star assets were not fully recoverable. The Partnership utilized the income approach (generally accepted valuation approach) to estimate the fair value of these assets. The primary inputs are forecasted cash flows and the discount rate. The fair value measurement is based on inputs that are not observable in the market and thus represent level 3 inputs. Applying a discounted cash flow model to the property, plant and equipment and reviewing the associated materials and supplies inventory, during the years ended December 31, 2016 and 2015, the Partnership recognized a $9 million and $10 million impairment, respectively. The 2016 impairment consisted of an $8 million write-down of property, plant and equipment and a $1 million write-down of materials and supplies inventory considered either excess or obsolete. The 2015 impairment consisted of a $9 million write-down of property, plant and equipment and a $1 million write-down of materials and supplies inventory considered either excess or obsolete.

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

Based upon review of forecasted undiscounted cash flows as of December 31, 2017, all of the asset groups were considered recoverable. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions could reduce forecasted undiscounted cash flows.

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

 The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016:

December 31, 2017	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$5	$3	$—	$—
Significant other observable inputs (Level 2)	4	5	27	12
Unobservable inputs (Level 3)	—	5	—	—
Total fair value	9	13	27	12
Netting adjustments	(5)	(5)	—	—
Total	$4	$8	$27	$12

December 31, 2016	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$22	$—	$—
Significant other observable inputs (Level 2)	—	4	41	30
Unobservable inputs (Level 3)	—	8	—	—
Total fair value	2	34	41	30
Netting adjustments	—	—	—	—
Total	$2	$34	$41	$30
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by EOIT are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of December 31, 2017 and 2016.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $10 million and zero at December 31, 2017 and 2016, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of zero and $5 million at December 31, 2017 and 2016, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

Changes in Level 3 Fair Value Measurements

The following tables provides a reconciliation of changes in the fair value of our Level 3 financial assets between the periods presented.

Commodity Contracts
Natural gas liquids financial futures/swaps
(In millions)
Balance as of December 31, 2015	$4
Losses included in earnings	(13)
Settlements	1
Transfers out of Level 3	—
Balance as of December 31, 2016	(8)
Losses included in earnings	(9)
Settlements	12
Transfers out of Level 3	—
Balance as of December 31, 2017	$(5)

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

	December 31, 2017
Product Group	Fair Value	Forward Curve Range
	(In millions)	(Per gallon)
Natural gas liquids	$(5)	$0.267 - $1.090

(13) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$114	$105	$85
Income taxes, net of refunds	—	—	1
Non-cash transactions:
Accounts payable related to capital expenditures	39	18	52
Issuance of common units upon interest acquisition of SESH (Note 9)	—	—	1

The following table reconciles cash and cash equivalents and restricted cash on the Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2017	2016

	(In millions)
Cash and cash equivalents	$5	$6
Restricted cash	14	17
Cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$19	$23

(14) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

Transportation and Storage Agreements

Transportation and Storage Agreements with CenterPoint Energy

EGT provides the following services to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas: (1) firm transportation with seasonal contract demand, (2) firm storage, (3) no notice transportation with associated storage and (4) maximum rate firm transportation. The first three services are in effect through March 31, 2021, and will remain in effect from year to year thereafter unless either party provides 180 days’ written notice prior to the contract termination date. The fourth service is in effect through March 31, 2018 unless extended by the parties. MRT provides firm transportation and firm storage services to CenterPoint Energy’s LDCs under agreements that are in effect through May 15, 2023, but will continue year to year thereafter unless either party provides twelve months’ written notice prior to the contract termination date.

The Partnership may agree to reimburse the costs that its customers incur to make required modifications for the repair and maintenance of pipelines that impact customer delivery points. For the years ended December 31, 2017 and 2016, we reimbursed CenterPoint Energy’s LDCs $1 million and $2 million, respectively, in connection with receipt facility modifications that were necessitated by the repair and maintenance of our pipelines.

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

Transportation and Storage Agreement with OGE Energy

EOIT provides no-notice load-following transportation and storage services to OGE Energy under two contracts. The first contract with OGE Energy is in effect through April 30, 2019 and will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. The second contract with OGE Energy was entered into on December 6, 2016 and has a primary term of 20 years that is expected to begin in late 2018. In connection with this agreement, we are currently building an approximately 80-mile pipeline to expand the EOIT system.

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

The Partnership’s revenues from affiliated companies accounted for 5%, 7% and 7% of revenues during the years ended December 31, 2017, 2016 and 2015, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Consolidated Statements of Income are summarized as follows:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Gas transportation and storage service revenue — CenterPoint Energy	$110	$110	$110
Natural gas product sales — CenterPoint Energy	6	1	7
Gas transportation and storage service revenue — OGE Energy	35	36	37
Natural gas product sales — OGE Energy	2	12	8
Total revenues — affiliated companies	$153	$159	$162

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Consolidated Statements of Income are summarized as follows:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$1	$—	$2
Cost of natural gas purchases — OGE Energy	19	14	15
Total cost of natural gas purchases — affiliated companies	$20	$14	$17

Seconded employee, corporate services and operating lease expense

During the years ended December 31, 2017, 2016 and 2015, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at $5 million in 2017 and at actual cost subject to a cap of $5 million in 2018 and thereafter, unless and until secondment is terminated.

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

The Partnership leases office and data center space from an affiliate of CenterPoint Energy in Shreveport, Louisiana. The term of the lease was effective on October 1, 2016 and extends through December 31, 2019. The Partnership incurred approximately $1 million in rent and maintenance expenses under the lease during the year ended December 31, 2017 and the Partnership expects to incur approximately $1 million in total in rent and maintenance expenses during the remaining term of the lease.

Amounts charged to the Partnership by affiliates for seconded employees, corporate services and operating lease expense, included primarily in Operation and maintenance expenses and General and administrative expenses in the Partnership’s Consolidated Statements of Income are as follows:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Corporate Services — CenterPoint Energy	$3	$6	$15
Operating Lease — CenterPoint Energy	1	—	—
Seconded Employee Costs — OGE Energy	31	29	35
Corporate Services — OGE Energy	3	5	11
Total seconded employee, corporate services and operating lease expense	$38	$40	$61

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

The Partnership recorded affiliated interest expense to CenterPoint Energy on note payable—affiliated companies of zero, $1 million and $8 million during the years ended December 31, 2017, 2016 and 2015, respectively.

(15) Commitments and Contingencies

Operating Lease Obligations. The Partnership has operating lease obligations expiring at various dates. Future minimum payments for noncancellable operating leases are as follows:

	Year Ended December 31,
	2018	2019	2020	2021	2022	After 2022	Total

	(In millions)
Noncancellable operating leases	$10	$3	$1	$1	$1	$1	$17

Total rental expense for all operating leases was $27 million, $27 million and $32 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The Partnership currently occupies 162,053 square feet of office space at its principle executive offices under a lease that expires June 30, 2019. The lease payments are $19 million over the lease term, which began April 1, 2012. These lease expenses are included in General and administrative expense in the Consolidated Statements of Income.

During 2017, the Partnership entered into a lease to occupy 48,642 square feet of office space in Houston, Texas, which ends December 31, 2025. The lease payments are $4 million over the lease term, as well as a proportionate percentage of facility expenses.

The Partnership currently has 104 compression service agreements, of which 62 agreements are on a month-to-month basis, 34 agreements will expire in 2018 and 8 agreements will expire in 2019. The Partnership also has 6 gas treating lease agreements, all of which are on a month-to-month basis. These lease expenses are reflected in Operation and maintenance expense in the Consolidated Statements of Income.

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

(16) Income Taxes

The Partnership’s earnings are generally not subject to income tax (other than Texas state margin taxes and taxes associated with the Partnership’s corporate subsidiaries, Enable Midstream Services and Enable Muskogee Intrastate Transmission) and are taxable at the individual partner level. The Partnership and its non-corporate subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the consolidated financial statements. Consequently, the Consolidated Statements of Income do not include an income tax provision (other than Texas state margin taxes and taxes associated with the Partnership’s corporate subsidiaries). On December 22, 2017, the act known as the “Tax Cuts and Jobs Act,” was signed into law which lowered the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of this new law, the Partnership’s corporate subsidiaries re-valued their deferred income tax assets and liabilities as of December 31, 2017, which resulted in recording a Federal deferred income tax benefit of $1 million.

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Provision (benefit) for current income taxes
Federal	$1	$(1)	$—
State	1	—	1
Total provision (benefit) for current income taxes	2	(1)	1
Provision (benefit) for deferred income taxes, net
Federal	$(2)	3	$—
State	(1)	(1)	(1)
Total provision (benefit) for deferred income taxes, net	(3)	2	(1)
Total income tax expense (benefit)	$(1)	$1	$—

The following schedule reconciles the statutory Federal income tax rate to the effective income tax rate:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Income (loss) before income taxes	$436	$314	$(771)
Federal statutory rate	—%	—%	—%
Expected federal income tax expense	—	—	—
Increase in tax expense (benefit) resulting from:
State income taxes, net of federal income tax	(1)	1	—
Total	(1)	1	—
Total income tax expense (benefit)	$(1)	$1	$—
Effective tax rate	(0.2)%	0.3%	—%

The components of Deferred Income Taxes as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016

	(In millions)
Deferred tax assets:
Non-current:
Accrued bonuses	$17	$—
Total non-current deferred tax assets	17	—
Total deferred tax assets	17	—
Deferred tax liabilities:
Non-current:
Depreciation	5	7
Intercompany management fee	18	3
Total non-current deferred tax liabilities	23	10
Accumulated deferred income taxes, net	$6	$10

Uncertain Income Tax Positions

There were no unrecognized tax benefits as of December 31, 2017, 2016 and 2015.

Tax Audits and Settlements

The federal income tax return of the Partnership has been audited through the 2013 tax year.

(17) Equity-Based Compensation

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

Performance unit, restricted unit and phantom unit awards are classified as equity on the Partnership’s Consolidated Balance Sheet. The following table summarizes the Partnership’s equity-based compensation expense for the years ended December 31, 2017, 2016 and 2015 related to performance units, restricted units and phantom units for the Partnership’s employees and independent directors:

	Year Ended December 31,
	2017	2016	2015

	(In millions)
Performance units	$10	$9	$3
Restricted units	2	3	7
Phantom units	3	1	1
Total equity-based compensation expense	$15	$13	$11

Performance Units

Awards of performance based phantom units (performance units) have been made under the LTIP in 2017, 2016 and 2015 to certain officers and employees providing services to the Partnership. Subject to the achievement of performance goals, the performance unit awards cliff vest three years from the grant date, with distribution equivalent rights paid at vesting. The performance goals for 2017, 2016 and 2015 awards are based on total unitholder return over a three-calendar year performance cycle. Total unitholder return is based on the relative performance of the Partnership’s common units against a peer group. The performance unit awards have a payout from zero to 200% of the target based on the level of achievement of the performance goal. Performance unit awards are paid out in common units, with distribution equivalent rights paid in cash at vesting. Any unearned performance units are cancelled. Pay out requires the confirmation of the achievement of the performance level by the Compensation Committee. Prior to vesting, performance units are subject to forfeiture if the recipient’s employment with the Partnership is terminated for any reason other than death, disability, retirement or termination other than for cause within two years of a change in control. In the event of retirement, a participant will receive a prorated payment based on the target performance, rather than actual performance, of the performance goals during the award cycle.

The fair value of each performance unit award was estimated on the grant date using a lattice-based valuation model. The valuation information factored into the model includes the expected distribution yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition over the expected life of the performance units. Equity-based compensation expense for each performance unit award is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Distributions are accumulated and paid at vesting and, therefore, are included in the fair value calculation of the performance unit award. The expected price volatility for the awards granted in 2017 is based on three years of daily stock price observations, to determine the total unitholder return ranking. The expected price volatility for the awards granted in 2016 is based on two years of daily stock price observations, combined with the average of the one-year volatility of the applicable peer group companies used to determine the total unitholder return ranking. The expected price volatility for the awards granted in 2015 is based on one year of daily stock price observations, combined with the average of the two-year volatility of the applicable peer group companies used to determine the total unitholder return ranking. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. There are no post-vesting restrictions related to the Partnership’s performance units. The number of performance units granted based on total unitholder return and the assumptions used to calculate the grant date fair value of the performance units based on total unitholder return are shown in the following table.

	2017	2016	2015
Number of units granted	468,626	1,235,429	501,474
Fair value of units granted	$19.27	$10.42 - $27.77	$16.59
Expected price volatility	47.3%	43.2% - 46.0%	27.6%
Risk-free interest rate	1.57%	0.86% - 0.90%	0.99%
Expected life of units (in years)	3	3	3

Phantom Units

Awards of phantom units have been made under the LTIP in 2017, 2016 and 2015 to certain officers and employees providing services to the Partnership and certain directors of Enable GP. Phantom units vest on the first, second or third anniversary of the grant date with distribution equivalent rights paid during the vesting period. Phantom unit awards are paid out in common units, with distributions equivalent rights paid in cash. Phantom units cliff-vest at the end of the vesting period. Any unearned phantom units are cancelled. Prior to vesting, phantom units are subject to forfeiture if the recipient’s employment with the Partnership is terminated for any reason other than death, disability, retirement or termination other than for cause within two years of a change in control.

The fair value of the phantom units was based on the closing market price of the Partnership’s common unit on the grant date. Equity-based compensation expense for the phantom unit is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over the vesting period. Distributions on phantom units are paid during the vesting period and, therefore, are included in the fair value calculation. The expected life of the phantom unit is based on the applicable vesting period. The number of phantom units granted and the grant date fair value are shown in the following table.

	2017	2016	2015
Phantom units granted	392,338	653,286	9,817
Fair value of phantom units granted	$15.44 - $16.93	$8.12 - $15.30	$12.70

Restricted Units

Awards of restricted units were made under the LTIP in 2015 to certain officers and employees providing services to the Partnership and certain directors of Enable GP. These restricted unit awards cliff vest on the first, second, third or fourth anniversary of grant date, with distribution equivalent rights paid during the vesting period. Restricted units are outstanding and issued common units that cannot be sold, assigned, transferred or pledged by the recipient prior to vesting. Any unearned restricted units are cancelled. Prior to vesting, restricted units are subject to forfeiture if the recipient ceases to render substantial services to the Partnership for any reason other than death, disability, retirement or termination other than for cause within two years of a change in control.

In 2015, restricted units were granted to officers and employees providing services to the Partnership which vest on the first, second, or third anniversary of grant date. Prior to vesting, each share of restricted stock is subject to forfeiture if the recipient ceases to render substantial services to the Partnership for any reason other than death, disability or retirement. During the restriction period these units may not be sold, assigned, transferred or pledged and are subject to a risk of forfeiture.

The fair value of the restricted units was based on the closing market price of the Partnership’s common unit on the grant date. Equity-based compensation expense for the restricted units is a fixed amount determined at the grant date fair value and is recognized as services are rendered by employees over a vesting period, as defined in the agreements. Distributions are paid as declared prior to vesting and, therefore, are included in the fair value calculation. After payment, distributions are not subject to forfeiture. The expected life of the restricted units is based on the non-vested period since inception of the award cycle.

The number of restricted units granted related to the Partnership’s employees and the grant date fair value are shown in the following table.

2015
Restricted units granted to the Partnership’s employees	279,677
Fair value of restricted units granted	$16.75 - $19.18

Other Awards

In 2017, 2016 and 2015, the Board of Directors granted common units to the independent directors of Enable GP, for their service as directors, which vested immediately. The fair value of the common units was based on the closing market price of the Partnership’s common unit on the grant date.

	2017	2016	2015
Common units granted	16,653	14,914	17,384
Fair value of common units granted	$15.03	$15.35	$11.12

Units Outstanding

A summary of the activity for the Partnership’s performance units, restricted units and phantom units as of December 31, 2017 and changes during 2017 are shown in the following table.

	Performance Units		Restricted Stock		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at 12/31/2016	1,969,107	$15.27	392,995	$20.74	643,604	$8.49
Granted (1)	468,626	19.27	—	—	392,338	16.24
Vested (2)(3)	(341,507)	29.29	(160,485)	24.86	(21,704)	13.12
Forfeited	(55,819)	14.63	(10,076)	18.74	(26,858)	11.45
Units outstanding at 12/31/2017	2,040,407	13.86	222,434	17.87	987,380	11.38
_____________________

(1)
For performance units, this represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(2)
Performance units vested as of December 31, 2017 include 334,682 units from the 2014 annual grant, which vested on June 1, 2017 and paid out at 91.5% of target, or 306,170 units, based on the level of achievement of a performance goal established by the Board of Directors over the performance period.

(3)
Performance units outstanding as of December 31, 2017 include 402,586 units from the 2015 annual grant, which were approved by the Board of Directors in 2015. The results of the performance units were certified by the Compensation Committee in February 2018, at a 200% payout based on the level of achievement of a performance goal established by the Board of Directors over a performance period of January 1, 2015 through December 31, 2017. The increase in outstanding units for a payout percentage of an amount other than 100% is not reflected above until the vesting date.

A summary of the Partnership’s performance, restricted and phantom units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the year ended December 31, 2017 are shown in the following table.

	December 31, 2017
	Performance Units	Restricted Stock	Phantom Units

	(In millions)
Aggregate intrinsic value of units vested	$5	$2	$—
Fair value of units vested	10	4	—

Unrecognized Compensation Expense

A summary of the Partnership’s unrecognized compensation expense for its non-vested performance units, phantom units and restricted units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	December 31, 2017
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$13	1.29
Restricted Units	1	0.43
Phantom Units	6	1.58
Total	$20

As of December 31, 2017, there were 8,662,420 units available for issuance under the long-term incentive plan.

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

Financial data for reportable segments are as follows:

Year Ended December 31, 2017	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total

	(In millions)
Product sales	$1,538	$621	$(506)	$1,653
Service revenue	632	525	(7)	1,150
Total Revenues (2)	2,170	1,146	(513)	2,803
Cost of natural gas and natural gas liquids	1,285	604	(508)	1,381
Operation and maintenance, General and administrative	289	179	(4)	464
Depreciation and amortization	232	134	—	366
Taxes other than income tax	37	27	—	64
Operating income	$327	$202	$(1)	$528
Total assets	$9,079	$5,616	$(3,102)	$11,593
Capital expenditures	$601	$113	$—	$714

Year Ended December 31, 2016	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total

	(In millions)
Product sales	$1,081	$479	$(388)	$1,172
Service revenue	559	545	(4)	1,100
Total Revenues (2)	1,640	1,024	(392)	2,272
Cost of natural gas and natural gas liquids	915	492	(390)	1,017
Operation and maintenance, General and administrative	276	191	(2)	465
Depreciation and amortization	212	126	—	338
Impairments	9	—	—	9
Taxes other than income tax	32	26	—	58
Operating income	$196	$189	$—	$385
Total assets	$7,453	$4,963	$(1,204)	$11,212
Capital expenditures	$312	$71	$—	$383

Year Ended December 31, 2015	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total

	(In millions)
Product sales	$1,118	$590	$(374)	$1,334
Service revenue	545	542	(3)	1,084
Total Revenues (2)	1,663	1,132	(377)	2,418
Cost of natural gas and natural gas liquids	908	565	(376)	1,097
Operation and maintenance, General and administrative	293	230	(1)	522
Depreciation and amortization	195	123	—	318
Impairments	543	591	—	1,134
Taxes other than income tax	30	29	—	59
Operating loss	$(306)	$(406)	$—	$(712)
Total Assets	$7,536	$4,976	$(1,286)	$11,226
Capital expenditures	$839	$110	$—	$949
_____________________

(1)
Equity in earnings of equity method affiliate is included in Other Income (Expense) on the Consolidated Statements of Income, and is not included in the table above. See Note 9 for discussion regarding ownership interest in SESH and related equity earnings included in the transportation and storage segment for the years ended December 31, 2017, 2016 and 2015.

(2)	The Partnership had no external customers accounting for 10% or more of revenues in periods shown. See Note 14 for revenues from affiliated companies.

(19) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2017 and 2016 are as follows:

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

	(in millions, except per unit data)
Total Revenues	$666	$626	$705	$806
Cost of natural gas and natural gas liquids	308	279	349	445
Operating income	140	122	137	129
Net income	120	96	113	108
Net income attributable to limited partners	120	95	113	108
Net income attributable to common and subordinated units	111	86	104	99

Basic earnings per unit
Common units	$0.26	$0.20	$0.24	$0.23
Subordinated units (1)	$0.25	$0.20	$0.24	$—
Diluted earnings per unit
Common units	$0.26	$0.20	$0.24	$0.23
Subordinated units (1)	$0.25	$0.20	$0.24	$—

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

	(in millions, except per unit data)
Total Revenues	$509	$529	$620	$614
Cost of natural gas and natural gas liquids	195	254	268	300
Operating income	103	57	139	86
Net income	86	39	119	69
Net income attributable to limited partners	86	39	119	68
Net income attributable to common and subordinated units	86	35	110	59

Basic earnings per unit
Common Units	$0.21	$0.08	$0.26	$0.14
Subordinated units	$0.20	$0.08	$0.26	$0.14
Diluted earnings per unit
Common Units	$0.19	$0.08	$0.26	$0.14
Subordinated units	$0.20	$0.08	$0.26	$0.14
_____________________

(1)	See Note 5 for discussion of the conversion of the subordinated units.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on such evaluation, our management has concluded that, as of December 31, 2017, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017.

Our independently registered public accounting firm that audited our financial statements has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enable GP, LLC and
Unitholders of Enable Midstream Partners, LP
Oklahoma City, Oklahoma

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Enable Midstream Partners, LP and subsidiaries (the “Partnership”)
as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Partnership and our report dated February 20, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2018

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

The Board of Directors of our general partner oversees the management of our operations. The directors are appointed by CenterPoint Energy and OGE Energy, and our unitholders are not entitled to elect our directors or otherwise participate, directly or indirectly, in our management or operations. The Board of Directors is comprised of eight directors. CenterPoint Energy and OGE Energy have each appointed two of the directors, have jointly appointed three independent directors, and have jointly appointed our President and Chief Executive Officer as a director. The NYSE does not require us to have a majority of independent directors on the Board of Directors.

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

Name	Age	Title
Sean Trauschke (2)	50	Director and Chairman
Stephen E. Merrill (2)	53	Director
Scott M. Prochazka (3)	52	Director
William D. Rogers (3)	57	Director
Alan N. Harris (1)	64	Director
Ronnie K. Irani (1)	61	Director
Peter H. Kind (1)	61	Director
Rodney J. Sailor (1)	59	Director, President and Chief Executive Officer
John P. Laws (1)	43	Executive Vice President, Chief Financial Officer and Treasurer
Paul M. Brewer (1)	59	Executive Vice President—Operations
Deanna J. Farmer (1)	52	Executive Vice President and Chief Administrative Officer
Craig S. Harris (1)	53	Executive Vice President and Chief Commercial Officer
Mark C. Schroeder (3)	61	Executive Vice President and General Counsel
_____________________

(1)	One Leadership Square, 211 North Robinson Avenue, Suite 150, Oklahoma City, Oklahoma 73102

(2)	321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101

(3)	1111 Louisiana Street, Houston, Texas 77002

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Alan N. Harris has been a Director of our general partner since February 2015. Mr. A. Harris retired from Spectra Energy Corp in January 2015. Mr. A. Harris joined Spectra Energy Corp in 1982 and served in multiple roles with increasing responsibilities. Most recently, he served as Senior Advisor to the Chairman, President and Chief Executive Officer of Spectra Energy Corp. In his role, Mr. A. Harris provided oversight and focus for Spectra Energy Corp’s project execution efforts. From 2009 through 2013, Mr. A. Harris served as Chief Development and Operations Officer of Spectra Energy Corp. In that dual role, Mr. A. Harris oversaw the company’s strategy, business development, and mergers and acquisitions, as well as project execution, the operations of Spectra Energy Corp’s U.S. pipeline and storage business, environment, health and safety, and the company’s master limited partnership. Mr. A. Harris served as Chief Development Officer of Spectra Energy Corp from 2007 to 2009 and has served as a member of the Board of Directors of the general partner of DCP Midstream Partners, LP from January 2014 through October 2014 and from January 2009 through April 2012. We believe that Mr. A. Harris’ extensive knowledge of the industry provides the Board with valuable experience.

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

Stephen E. Merrill has been a Director of our general partner since February 2016 and previously served as an alternate Director of our general partner from May 2015 to February 2016. Mr. Merrill is Chief Financial Officer of OGE Energy and OG&E. Previously, Mr. Merrill served as Executive Vice President and Chief Administrative Officer of our general partner from April 2014 to August 2014; as Executive Vice President of Finance and Chief Administrative Officer of our general partner from December 2013 to April 2014; Chief Operating Officer of Enogex from 2011 through April 2014; Vice President-Human Resources of OGE Energy from 2009 to 2011; and Vice President and Chief Financial Officer of Enogex from 2008 to 2011. We believe Mr. Merrill’s energy industry provides the Board with valuable experience in overseeing the management of our operation and financial experience provides the Board with valuable experience in our financial and accounting matters.

Scott M. Prochazka has been a Director of our general partner since November 2013 and previously served as Chairman of the Board of our general partner from May 2015 to May 2017. Mr. Prochazka is President and Chief Executive Officer of CenterPoint Energy. Previously, Mr. Prochazka served as Executive Vice President and Chief Operating Officer from August 2012 to December 2013; Senior Vice President and Division President, Electric Operations of CenterPoint Energy from May 2011 to July 2012; and as Division Senior Vice President, Electric Operations of CenterPoint Energy’s wholly owned subsidiary, CenterPoint Energy Houston Electric, LLC, from February 2009 to May 2011. Mr. Prochazka has served as a director of CenterPoint Energy since November 2013. We believe Mr. Prochazka’s extensive knowledge of the industry and us, our operations and people, gained in his years of service with CenterPoint Energy in positions of increasing responsibility provides the Board with valuable experience.

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

Sean Trauschke has been a Director of our general partner since May 2013 and has served as Chairman of the Board of our general partner since May 2017. From May 2013 to December 2013, he served as Acting Chief Financial Officer of our general partner. Mr. Trauschke is Chairman, President and Chief Executive Officer of OGE Energy and OG&E. Previously, Mr. Trauschke served as President and Chief Executive Officer of OGE Energy and OG&E from May 29, 2015 to November 30, 2015; as President of OGE Energy and OG&E from September 2014 to May 29, 2015; as Vice President and Chief Financial Officer of OGE Energy from 2009 to September 2014; Vice President and Chief Financial Officer of OG&E from 2009 to July 2013; Chief Financial Officer of Enogex Holdings from 2010 to 2013; Chief Financial Officer of Enogex LLC from 2009 to 2013; and Senior Vice President-Investor Relations and Financial Planning of Duke Energy from 2008 to 2009. We believe Mr. Trauschke’s energy industry and financial experience provides the Board with valuable experience in our financial and accounting matters.

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

Craig S. Harris has served as Executive Vice President and Chief Commercial Officer of our general partner since September 2016. Previously, Mr. C. Harris served as Senior Vice President-Business Development and Marketing of Columbia Midstream Group from July 2015 through July 2016 and as Vice President-Business Development of Columbia Midstream Group from November 2013 through July 2015. Columbia Midstream Group is a unit of Columbia Pipeline Group, Inc., which became a wholly-owned subsidiary of TransCanada Corporation in July 2016. Prior to joining Columbia Midstream Group, Mr. C. Harris served as Managing Director of Alinda Capital Partners, LLC, an infrastructure investment firm, from February 2011 through November 2013.

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

Board of Directors

Chairmanship

Under the limited liability company agreement of our general partner, the right to appoint the chairman of the Board of Directors rotates between CenterPoint Energy and OGE Energy every two years. Sean Trauschke currently serves as chairman of the Board of Directors and was appointed by OGE Energy Corp. to serve as chairman on May 29, 2017. Mr. Trauschke’s term will expire on May 29, 2019, at which time CenterPoint Energy will have the right to appoint the next chairman. Although the Board of Directors has no policy with respect to the separation of the offices of chairman of the board and chief executive officer, we do not expect these positions to be occupied by the same individual due to the rotating chairmanship provision in the general partner’s limited liability company agreement.

Board Membership

Members of the Board of Directors are appointed by CenterPoint Energy and OGE Energy. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement. CenterPoint Energy and OGE Energy are each entitled to appoint two directors and up to two alternate directors. Directors Scott M. Prochazka and Williams D. Rogers were appointed by CenterPoint Energy. Directors Stephen E. Merrill and Sean Trauschke were appointed by OGE Energy. Currently, neither CenterPoint Energy nor OGE Energy has appointed any alternate directors.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

In this section, we describe and discuss the principles and policies used in setting the compensation of our named executive officers. Our named executive officers for the fiscal year ended December 31, 2017 were:
•Rodney J. Sailor, President and Chief Executive Officer,
•John P. Laws, Executive Vice President, Chief Financial Officer, and Treasurer,
•Paul M. Brewer, Executive Vice President—Operations,
•Craig S. Harris, Executive Vice President and Chief Commercial Officer and
•Mark C. Schroeder, Executive Vice President and General Counsel.

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

Role of Consultant. To provide advice on the form and amount of compensation for our named executive officers in 2017, our Compensation Committee engaged Mercer (US) Inc. (“Mercer”), an independent compensation consulting firm. Mercer’s services included a compensation risk assessment and an analysis of 2017 base salaries, short-term incentive award targets, and long-term incentive award targets. In order to assist with the assessment of the competitiveness of our 2017 named executive officer compensation, Mercer provided market data from the following peer group companies:

Company		Ticker
1.	Boardwalk Pipeline Partners, LP	BWP
2.	Buckeye Partners LP	BPL
3.	Crestwood Equity Partners LP	CEQP
4.	DCP Midstream, LP	DCP
5.	EnLink Midstream Partners, LP	ENLK
6.	Magellan Midstream Partners, L.P.	MMP
7.	ONEOK Partners, L.P.	OKS
8.	MPLX LP	MPLX
9.	NuStar Energy L.P.	NS
10.	Spectra Energy Partners, LP	SEP
11.	Summit Midstream Partners, LP	SMLP
12.	SemGroup Corporation	SEMG
13.	Targa Resources Corp.	TRGP
14.	Western Gas Partners, LP	WES
15.	Williams Partners L.P.	WPZ

The Compensation Committee reviews and assesses the independence and performance of its consultant in accordance with applicable SEC and NYSE rules on an annual basis in order to confirm that the consultant is independent and meets all applicable regulatory requirements. Prior to its engagement for 2017, the Compensation Committee reviewed the independence of Mercer and determined that it meets all applicable regulatory requirements for independence.

Role of Executive Officers. Of our executive officers, our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer have roles in determining executive compensation policies and programs. Our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer work with business unit and functional leaders along with our internal compensation staff to provide information to the Board of Directors and the Compensation Committee to help ensure that our compensation programs support our business strategy and goals. Our Chief Executive Officer also makes preliminary recommendations for base salary adjustments and short-term and long-term incentive levels for the named executive officers other than himself.

Our Chief Executive Officer and our Chief Administrative Officer also periodically review and recommend specific Partnership performance metrics to be used in awards under our short-term and long-term incentive plans. Our Chief Executive Officer and our Chief Administrative Officer work with the various business units and functional departments to develop these metrics, which are then presented to the Compensation Committee. As noted above, the Compensation Committee makes final decisions regarding executive compensation, except with respect to awards to our executive officers under our long-term incentive plan.With respect to such awards, the Compensation Committee makes recommendations to the Board of Directors, and the Board of Directors makes final award decisions.

Elements of Compensation

The total annual direct compensation program for our named executive officers consists of three components: (1) base salary; (2) a short-term cash incentive under our short-term incentive plan, which is based on a percentage of annual base salary; and (3) equity-based grants under our long-term incentive plan, which are based on a percentage of annual base salary. Under our compensation structure, the allocation between base salary, short-term incentive and long-term incentive varies depending upon job title and responsibility levels. We consider it generally appropriate for officers with more responsibility to have a larger portion of their compensation at risk.

Base Salary. We view base salary as the foundation of total compensation. Base salary recognizes the job being performed and the value of that job in the competitive market. We design base salaries to attract and retain the executive talent necessary for our continued success and provide an element of compensation that is not at risk in order to avoid fluctuations in compensation that could distract our named executive officers from the performance of their responsibilities. Any annual adjustments to the base salaries of our named executive officers are primarily intended to reflect changes in market data or increased experience and individual contribution of the executive. We set and adjust base salaries using market data from the Compensation Committee’s consultant, and we target a range of 80% to 120% of the market median for each position.

Short-Term Incentives. The Enable Midstream Partners, LP Short-Term Incentive Plan applies to our officers and employees. Under our short-term incentive plan, we seek to encourage a high level of performance from our named executive officers through the establishment of predetermined Partnership goals, the attainment of which will require a high degree of competence and diligence on the part of those employees selected to participate, and which will be beneficial to us and our unitholders. We also seek to encourage a high level of performance from our named executive officers by providing for discretionary awards under our short-term incentive plan for individual performance.

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

Long -Term Incentives. The Enable Midstream Partners, LP Long-Term Incentive Plan applies to our officers, independent directors and employees. The purpose of awards to our named executive officers under our long-term incentive plan is to compensate the named executive officers based on the performance of our common units and their continued employment during the vesting period in order to align their long-term interests with those of our unitholders. Compensating our named executive officers for the long-term performance of our common units supports our pay for performance philosophy. The long-term incentive plan provides for the following types of awards: restricted units, phantom units, appreciations rights, option rights, cash incentive awards, performance units, distribution equivalent rights, and other awards denominated in, payable in, valued in or otherwise based on or related to common units.

The long-term incentive plan is administered by the Compensation Committee. Generally, the Compensation Committee approves the participants, determines the award types and amounts, sets the terms and conditions for awards, including performance goals, and determines whether awards are paid, including determining whether performance goals have been met. With respect to any grant of equity as long-term incentive awards to our independent directors and our executive officers subject to reporting under Section 16 of the Exchange Act, the Compensation Committee makes recommendations to the Board of Directors and any such awards will only be effective upon the approval of the Board of Directors. The compensation consultant provides market data to assist the Compensation Committee in making decisions related to the administration of the long-term incentive plan, including determinations regarding the award types, amounts, terms and conditions and goals for our named executive officers. The long-term incentive plan limits the number of units that may be delivered pursuant to vested awards to 13,100,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units cancelled, forfeited, expired or cash settled are available for delivery pursuant to other awards.

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

Upon completion of the IPO, Mr. Sailor received an award of 25,000 restricted units, which will vest on April 16, 2018. The vesting of these awards is contingent upon the executive’s employment with us on the vesting date. Notwithstanding the foregoing: (i) if we terminate his employment, other than for cause, after the first anniversary of his employment date, a portion of this award will vest upon his termination date based upon the number of days during the four-year vesting period that he is employed by us, but in no event less than 50% of the award amount; (ii) if his employment is terminated due to death or disability, the award will vest; (iii) if we terminate his employment for any reason other than cause, or if he terminates his employment for good reason, within 2 years following a change in control, the award will vest and (iv) if his employment is terminated to due to retirement, a portion of this award will vest upon his retirement based on the number of days during the four-year vesting period that he is employed by us. For this award: (i) “good reason” means our failure to maintain him in at least the position he occupied upon his employment with our general partner or its successor entity, a significant adverse change in his authorities, powers, functions, responsibilities or duties, our failure to perform our obligations with respect to his compensation arrangement, or the relocation of his principal office by more than 50 miles within two years following a change in control; and (ii) termination “for cause” means gross negligence in the performance of duties, conviction of a felony, or intentional misconduct that results in substantial injury to the Partnership.

In order to compensate them for forfeiting compensation from their previous employers, Mr. Sailor received an award of 137,500 restricted units upon completion of the IPO, and Mr. C. Harris received an award of 19,276 phantom units and a performance unit award with an award target of 26,986 performance units upon his employment with us. For Mr. Sailor’s restricted unit award, 62,508 units vested on March 1, 2015 and 74,992 units vested on March 1, 2016. For Mr. C. Harris’ phantom unit award, 9,638 units vested on September 6, 2017 and 9,638 units will vest on September 6, 2018. Mr. C. Harris’ performance unit award is subject to the same terms and conditions, described below, as the performance unit awards made to our other named executive officers in 2016, and any performance units earned under this award will vest on September 6, 2019.

The vesting of Mr. C. Harris’ awards are contingent upon his employment with us on the vesting date. Notwithstanding the foregoing, each award will vest in the event: (i) we terminate the executive’s employment other than for cause within two years following a change in control; (ii) the executive’s employment is terminated due to death or disability; or (iii) the executive terminates his employment for good reason within two years following a change in control.

For these awards, (i) “good reason” means a material reduction in the executive’s authority, duties or responsibilities, a decrease in the executive’s base salary by more than 10%, a decrease in the executive’s target award opportunities under our short-term incentive plan or long-term incentive plan by more than 10%; or a relocation of his or her primary office by more than 50 miles, and (ii) termination “for cause” means a material act or willful misconduct that is materially detrimental to the Partnership, an act of dishonesty in the performance of duties, habitual unexcused absence(s) from work, willful failure to perform duties in any material respect, gross negligence in the performance of duties resulting in material damage or injury to the Partnership or any affiliate, any felony conviction, or any other conviction involving dishonesty, fraud or breach of trust.

Other Compensation and Benefits. Our named executive officers were also eligible to participate in our employee benefit plans and programs, including a medical benefits plan, a 401(k) plan and a non-qualified deferred compensation plan.

Clawback Policy. In May 2016, our Compensation Committee adopted a Clawback Policy for our executive officers. The policy provides that, in the event of an accounting restatement, the Compensation Committee may, within 12 months after the date the Partnership is required to prepare the restatement, require a current or former executive officer to forfeit or return incentive-based compensation they would not have received based on the restatement if the Compensation Committee determines that the restatement was caused, in whole or in part, by a willful act or omission of the current or former executive officer. The policy applies to incentive-based compensation under our short-term incentive plan and long-term incentive plan, and to any other incentive-based compensation, granted on or after January 1, 2016.

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

In addition to units owned directly, units owned indirectly (such as by a spouse or a trust), restricted units and phantom units granted under our long-term incentive plan, and performance units granted under our long-term incentive plan (at target) count towards the guidelines. The guidelines provide that our existing independent directors and officers should achieve and maintain the minimum ownership levels no later than five years from the adoption of the guidelines. The guidelines also provide that newly appointed independent directors and newly appointed or promoted officers should achieve and maintain the minimum ownership levels no later than five years from the date of appointment, hire or promotion.

2017 Executive Compensation

As of December 31, 2017, the base salary, short-term incentive award targets, and long-term incentive award targets for our named executive officers were as follows:

Name	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target
Rodney J. Sailor	$650,000 (increase of 8.33%)	100%	300%
John P. Laws	$362,250 (increase of 15.00%)	75%	185%
Paul M. Brewer	$329,175 (increase of 4.50%)	70%	135%
Craig S. Harris	$362,250 (increase of 11.46%)	70%	135%
Mark C. Schroeder	$338,813 (increase of 4.25%)	70%	135%

Base Salary. In February 2017, Mr. Sailor, Mr. Laws, Mr. Brewer and Mr. Schroeder received base salary increases of 8.33%, 15.00%, 4.50%, and 4.25% respectively. In August 2017, Mr. C. Harris received a base salary increase of 11.46%. These base salary increases were intended to better align the named executive officers with the market data for their roles. The Compensation Committee typically reviews the base salary of each named executive officer in February; however, the Compensation Committee’s review of Mr. C. Harris’ base salary was postponed until August 2017 because he had been with the Partnership less than one year when the Compensation Committee reviewed the base salaries of the other named executive officers in February 2017.

Short-Term Incentives. For 2017, the target amount of the short-term incentive award for each named executive officer was a percentage of actual base salary paid during 2017, with a payout ranging from 0% to 150% of the target, subject to straight-line interpolation based on the level of achievement of performance goals established by the Compensation Committee. The award may be increased or decreased at the discretion of the Compensation Committee based on the performance of the named executive officer, but the award may not exceed 200% of the named executive officer’s target.
For the 2017 award, the performance goals were based 80% on financial targets and 20% on safety targets. The financial targets consisted of: (i) 30% on operation and maintenance (O&M) and general and administrative (G&A) expense targets, and (ii) 50% on a distributable cash flow (DCF) target. The safety targets consisted of (i) 10% total recordable incident rate (TRIR) targets, which is derived from the Federal Occupational Safety and Health Act of 1970 standards for recordable injuries and illnesses (excluding hearing shifts and any recordable injury resulting from a non-preventable vehicle incident), and (ii) 10% on preventable vehicle incident rate (PVIR) targets, which is defined as one in which the driver failed to exercise every reasonable precaution to prevent the accident. For each performance goal, the Compensation Committee established a minimum level of performance (at which a 50% payout would be made and below which no payout would be made), a target level of performance (at which a 100% payout would be made), and a maximum level of performance (at or above which a 150% payout would be made). The level of payout may range from 0% to 150%, subject to straight-line interpolation based on the actual performance achieved.

For the purpose of determining the level of performance achieved, the Compensation Committee reserved the right to adjust DCF for (1) increases or decreases resulting from changes in accounting principles that become effective after December 31, 2016; (2) any increases or decreases in DCF attributable to any new federal or state laws or regulations enacted after December 31, 2016; and (3) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2017 plan year as permitted under the plan. The Committee also reserved the right to adjust O&M and G&A for (1) increases or decreases in O&M and G&A attributable to a change in accounting principles effective after December 31, 2016; (2) any increases or decreases in O&M and G&A attributable to any new federal or state laws or regulations enacted after December 31, 2016; (3) any increases or decreases in O&M and G&A attributable to gains, losses, or impairments, except those attributable to the write down, abandonment or disposition of any assets never placed in service; (4) any other adjustments in O&M and G&A expenses occurring during the 2017 plan year approved by the Committee; and (5) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2017 plan year as permitted under the plan.

The following table shows the minimum, target, and maximum levels of performance for the performance goals set for 2017, the actual level of performance as calculated pursuant to the terms of the awards, and the percentage payout of the targeted amount based on the actual level of performance and as authorized by the Compensation Committee:

	Minimum	Target	Maximum	Actual Performance	Payout % of Target
DCF	$580 million	$605 million	$640 million	$660 million	150%
O&M and G&A	$470 million	$465 million	$445 million	$458 million	118%
Safety Targets
TRIR	0.685	0.399	0.343	0.795	—%
PVIR	1.006	0.885	0.503	0.606	137%

The DCF actual performance is the amount reported in our 2017 financial statements, as adjusted for (1) any increases or decreases in O&M and G&A attributable to any new federal or state laws or regulations enacted after December 31, 2016 and (2) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2017 plan year as permitted under the plan. The O&M and G&A actual performance is the amounts of O&M and G&A reported in our 2017 financial statements, as adjusted for: (1) any increases or decreases in O&M and G&A attributable to any new federal or state laws or regulations enacted after December 31, 2016; (2) any increases or decreases in O&M and G&A attributable to gains, losses, or impairments, except those attributable to the write down, abandonment or disposition of any assets never placed in service; and (3) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2017 plan year as permitted under the plan.

Long-Term Incentives. For 2017, each named executive officer received a long-term incentive award, allocated 65% to performance units and 35% to phantom units, in each case with distribution equivalent rights under the long-term incentive plan that will vest on March 1, 2020, subject to the satisfaction of vesting criteria. Our named executive officers received the following 2017 performance unit and phantom unit awards:

Name	Performance Award	Phantom Award
Rodney J. Sailor	77,052	41,490
John P. Laws	26,481	14,259
Paul M. Brewer	17,559	9,456
Craig S. Harris	17,336	9,336
Mark C. Schroeder	18,074	9,732

The performance units awarded in 2017 have a payout ranging from 0% to 200% of the target based on the level of achievement of a performance goal established by the Board of Directors over a performance period of January 1, 2017 through December 31, 2019. Performance units earned will be paid in the Partnership’s common units, and distribution equivalent rights will be paid in cash at vesting.

For the awards in 2017, the performance goal was based on the relative total unitholder return (TUR) of our common units over the performance period compared to a peer group. The peer group consists of the following companies, which were in the Alerian Natural Gas Index at the time of selection, which may be adjusted by the Compensation Committee, as necessary, from time to time:

Company		Ticker
1.	Antero Midstream Partners LP	AM
2.	Boardwalk Pipeline Partners, LP	BWP
3.	Crestwood Equity Partners LP	CEQP
4.	Cheniere Energy Partners, L.P.	CQP
5.	DCP Midstream Partners, LP	DPM
6.	Energy Transfer Partners, L.P.	ETP
7.	EnLink Midstream Partners, LP	ENLK
8.	Enterprise Products Partners L.P.	EPD
9.	EQT Midstream Partners LP	EQM
10.	MPLX LP	MPLX
11.	ONEOK Partners, L.P.	OKS
12.	Rice Midstream Partners LP	RMP
13.	Spectra Energy Partners, LP	SEP
14.	TC PipeLines, LP	TCP
15.	Western Gas Partners, LP	WES
16.	Williams Partners L.P.	WPZ

The payout for the performance units will be determined as follows:

TUR Percentile	Payout (% of Target) (1)
90th percentile and above	200%
Above 75th percentile	151% - 199%
Above 50th percentile	101% - 150%
30th percentile and above	50% - 100%
Below 30th percentile	—%
______________
(1)If our ranking falls between these percentages, vesting will be determined by straight-line interpolation.

Phantom units will be paid in the Partnership’s common units, and distribution equivalent rights will be paid in cash during the term of the award. The vesting of both the performance unit and phantom unit awards is contingent upon the executive’s employment with us on the vesting date. Notwithstanding the foregoing: (i) in the event the executive’s employment is terminated due to death or disability, we terminate the executive’s employment other than for cause within two years following a change in control, or the executive terminates his employment with us for good reason within two years following a change in control, the awards will vest; and (ii) in the event the executive’s employment is terminated due to retirement, a portion of the awards will vest upon their retirement based on the number of days during the three-year vesting period that they are employed by us.

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

Executive Compensation Tables

The following table summarizes the compensation for our named executive officers for the years ended December 31, 2017, 2016 and 2015. For all our named executive officers, the table includes all compensation awarded by or paid by us during the periods specified.

Summary Compensation Table for 2017

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(i)	(j)
Rodney J. Sailor	2017	636,538		—	2,159,419		—	789,324	394,932	3,980,213
President and Chief Executive Officer	2016	594,808		—	2,583,284		—	713,769	171,997	4,063,858
	2015	436,154		—	882,970		—	278,720	192,111	1,789,955
John P. Laws	2017	349,529		—	742,140		—	336,463	124,267	1,552,399
Executive Vice President, Chief Financial Officer, and Treasurer	2016	309,877		—	791,130		—	260,297	63,588	1,424,892
Paul M. Brewer	2017	325,359		—	492,116		—	282,417	133,653	1,233,545
Executive Vice President—Operations
Craig S. Harris	2017	336,462		—	485,868		—	302,283	105,653	1,230,266
Executive Vice President and Chief Commercial Officer	2016	92,500	(4)	—	1,041,432	(5)	—	77,700	28,655	1,240,287
Mark C. Schroeder	2017	335,094		—	506,528		—	290,867	140,693	1,273,182
Executive Vice President and General Counsel	2016	325,000		—	583,038		—	273,000	63,103	1,244,141
	2015	307,115		—	398,575		—	115,278	57,695	878,663
______________________

(1)
Amounts in this column reflect the aggregate grant date fair value amount of the Partnership equity-based unit awards granted to each named executive officer. The grant date fair value amount of performance unit awards is computed in accordance with FASB ASC Topic 718 based on the probable achievement level of the underlying performance conditions as of the grant date. Please refer to the Grants of Plan-Based Awards table for 2017 and the accompanying footnotes. Assuming achievement of the performance goals at the maximum level, the grant date fair value of the performance units granted in 2017 and included in this column would be $2,969,584 for Mr. Sailor, $1,020,578 for Mr. Laws, $676,724 for Mr. Brewer, $668,129 for Mr. C. Harris, and $696,572 for Mr. Schroeder. Assuming achievement of the performance goals at the maximum level, the grant date fair value of the performance units granted in 2016 and included in this column would be $4,324,134 for Mr. Sailor, $1,324,256 for Mr. Laws, $1,498,802 for Mr. C. Harris, and $975,938 for Mr. Schroeder. Assuming achievement of the performance goals at the maximum level, the grant date fair value of the performance units granted in 2015 and included in this column would be $1,765,939 for Mr. Sailor and $797,150 for Mr. Schroeder. The grant date fair value amount of phantom unit awards and restricted unit awards are computed in accordance with FASB ASC Topic 718. See Note 17 to the financial statements for a discussion of the valuation assumptions used for these awards.

(2)	Amounts in this column reflect amounts earned under the Partnership’s Short-Term Incentive Plan.

(3)	The following table sets forth the elements of All Other Compensation for 2017, 2016 and 2015.

Name (6)		401(k) Plan Matching Contributions ($)	Non-Qualified Matching Contributions ($)	Distribution Equivalent Rights ($)	Supplemental Life Insurance ($)	Long Term Disability ($)	Other ($) (7)	Total ($)
Rodney J. Sailor	2017	29,700	118,834	243,824	1,806	768	—	394,932
	2016	29,150	66,938	73,335	1,806	768	—	171,997
	2015	29,150	60,583	99,804	1,806	768	—	192,111
John P. Laws	2017	29,700	37,381	55,998	420	768	—	124,267
	2016	29,150	12,040	20,164	420	768	1,046	63,588
Paul M. Brewer	2017	27,217	37,394	66,468	1,806	768	—	133,653
Craig S. Harris	2017	29,700	15,858	30,361	966	768	28,000	105,653
	2016	4,625	3,500	6,130	223	177	14,000	28,655
Mark C. Schroeder	2017	29,700	37,190	70,263	2,772	768	—	140,693
	2016	29,150	19,281	11,169	2,735	768	—	63,103
	2015	29,150	21,683	4,288	1,806	768	—	57,695

(4)	Represents salary from hire date on September 6, 2016 to December 31, 2016.

(5)
Amounts include an award of 19,276 phantom units Mr. C. Harris received upon employment with the Partnership, of which 9,638 units vested on September 6, 2017 and 9,638 units will vest on September 6, 2018. Awards granted to Mr. C. Harris in 2016 were calculated based on the closing price of the Partnership’s common units, as reported on the NYSE on the grant date.

(6)	Other than Mr. C. Harris, none of our named executive officers received perquisites valued in excess of $10,000 in 2017.

(7)	Amounts include $28,000 of travel allowance in 2017 and $14,000 of travel allowance in 2016 for Mr. C. Harris and $1,046 of tax gross up for Mr. Laws in 2016.

Grants of Plan-Based Awards Table for 2017

The following Grants of Plan-Based Awards Table summarizes the grants of plan-based awards made to named executive officers during 2017.

Name	Grant Date	Board Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock Awards ($) (4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Rodney J. Sailor	02/10/2017	02/10/2017	318,269	636,538	1,273,076	—	—	—	—	—
	03/01/2017	02/15/2017	—	—	—	38,526	77,052	154,104	—	1,484,792
	03/01/2017	02/15/2017	—	—	—	—	—	—	41,490	674,627
John P. Laws	02/10/2017	02/10/2017	131,074	262,147	524,294	—	—	—	—	—
	03/01/2017	02/15/2017	—	—	—	13,240	26,481	52,962	—	510,289
	03/01/2017	02/15/2017	—	—	—	—	—	—	14,259	231,851
Paul M. Brewer	02/10/2017	02/10/2017	113,876	227,751	455,502	—	—	—	—	—
	03/01/2017	02/15/2017	—	—	—	8,779	17,559	35,118	—	338,362
	03/01/2017	02/15/2017	—	—	—	—	—	—	9,456	153,755
Craig S. Harris	02/10/2017	02/10/2017	117,762	235,523	471,046	—	—	—	—	—
	03/01/2017	02/15/2017	—	—	—	8,668	17,336	34,672	—	334,065
	03/01/2017	02/15/2017	—	—	—	—	—	—	9,336	151,803
Mark C. Schroeder	02/10/2017	02/10/2017	117,283	234,566	469,132	—	—	—	—	—
	03/01/2017	02/15/2017	—	—	—	9,037	18,074	36,148	—	348,286
	03/01/2017	02/15/2017	—	—	—	—	—	—	9,732	158,242
______________________

(1)
Amounts in columns (c), (d) and (e) of the Grants of Plan-Based Awards Table for 2017 above represent the threshold, target and maximum amounts that would be payable to named executive officers pursuant to the 2017 annual incentive awards made under the Enable Midstream Partners, LP Short-Term Incentive Plan. The short-term incentive plan was designed with a funding trigger that requires threshold performance for the plan to payout. If threshold performance is not met, no payments will be made. For each performance measure, established thresholds were set (at which 50% payout would be made), a target level of performance (at which a 100% payout would be made) and a maximum level of performance (at or above which a 150% payout would be made) based on eligible earnings. The award may be increased or decreased at the Compensation Committee’s discretion based on the performance of the named executive officer, but the award may not exceed 200% of the named executive officer’s target. As discussed in the Compensation Discussion and Analysis above, the amount that each executive officer will receive is dependent upon Partnership performance against a distributable cash flow target (50%), operations & maintenance and general & administrative expense (30%) and an aggregate safety target (20%).

(2)
Amounts in columns (f), (g) and (h) above represent awards of performance units under Enable Midstream Partners, LP Long-Term Incentive Plan. All payouts of such performance units will be made in units and any accumulated distribution equivalent rights will be paid in cash. Due to their variable nature, accumulated distribution equivalent rights are not disclosed in the table above. The conditions of the 2017 award provide that the executive officer will receive from 0% to 200% of the performance units awarded depending upon the Partnership’s total unitholder return of a group of 16 peer companies over a performance period from January 1, 2017 through December 31, 2019. Total unit holder return includes both price appreciation and cash distributions over the performance period. Price appreciation is determined by comparing the average closing price of units of the Partnership or any company in the peer group for the 20 trading days preceding the performance period and for the last 20 trading days during the performance period. Cash distributions for the Partnership or any company in the peer group are assumed to have been reinvested in additional units on the date two days prior to the distribution record date. At the end of the performance period, the terms of these performance units provide for payout of 100% of the performance units initially granted if the Partnership’s total unitholder return is at the 50th percentile of the peer group, with higher payouts for performance above the 50th percentile up to 200% of the performance units granted if total unitholder return is at or above the 90th percentile of the peer group. The terms of these performance units provide for payouts of less than 100% of the performance units granted if the Partnership’s total unitholder return is below the 50th percentile of the peer group, with no payout for performance below the 30th percentile.

(3)	Amounts in column (i) above represent the number of phantom unit awards granted to each of our named executive officers under the Enable Midstream Partners, LP Long-Term Incentive Plan.

(4)	Amounts reflect the grant date fair value based on a probable value of these awards or target value, of 100% payout. See Note 17 to the financial statements for further information.

Outstanding Equity Awards at 2017 Fiscal Year-End Table

	Unit Awards
Name	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Units or Other Rights That Have Not Vested ($)
(a)	(g)		(h)	(i)		(j)
Rodney J. Sailor	41,490	(1)	589,988	77,052	(6)	1,095,679
	51,874	(2)	737,648	414,984	(7)	5,901,072
	25,000	(3)	355,500	106,446	(8)	1,513,662
John P. Laws	14,259	(1)	202,763	26,481	(6)	376,560
	15,887	(2)	225,913	127,088	(7)	1,807,191
	2,138	(4)	30,402	12,828	(8)	182,414
Paul M. Brewer	9,456	(1)	134,464	17,559	(6)	249,689
	11,348	(2)	161,369	90,778	(7)	1,290,863
	—		—	34,892		496,164
Craig S. Harris	9,336	(1)	132,758	17,336	(6)	246,518
	9,638	(5)	137,052	53,972	(9)	767,482
Mark C. Schroeder	9,732	(1)	138,389	18,074	(6)	257,012
	11,708	(2)	166,488	93,660	(7)	1,331,845
	—		—	48,050	(8)	683,271
______________________

(1)
This amount represents a time-based phantom unit award under the Enable Midstream Partners long-term incentive plan scheduled to vest on March 1, 2020. Values were calculated based on a $14.22 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2017.

(2)
This amount represents a time-based phantom unit award under the Enable Midstream Partners long-term incentive plan scheduled to vest on April 1, 2019. Values were calculated based on a $14.22 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2017.

(3)
This amount represents a restricted unit award under the Enable Midstream Partners long-term incentive plan which will vest on April 16, 2018. Values were calculated based on a $14.22 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2017.

(4)
This amount represents a restricted unit award under the Enable Midstream Partners long-term incentive plan. On February 14, 2018, our Compensation Committee accelerated the vesting of this award from June 1, 2018 to March 1, 2018. Values were calculated based on a $14.22 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2017.

(5)
This amount represents a time-based phantom unit award under the Enable Midstream Partners long-term incentive plan, which will vest on September 6, 2018. Values were calculated based on a $14.22 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2017.

(6)
This amount represents a performance unit award under the Enable Midstream Partners long-term incentive plan. The performance cycle began on January 1, 2017 and ends December 31, 2019. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $14.22 closing price of the Partnership’s common units, as reported on the NYSE on December 31, 2017. This award will vest on March 1, 2020.

(7)
This amount represents a performance unit award under the Enable Midstream Partners long-term incentive plan. The performance cycle began on January 1, 2016 and ends December 31, 2018. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $14.22 closing price of the Partnership’s common units, as reported on the NYSE on

December 31, 2017. This award will vest on April 1, 2019.

(8)
This amount represents a performance unit award under the Enable Midstream Partners long-term incentive plan. The performance cycle began on January 1, 2015 and ends December 31, 2017. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $14.22 closing price of the Partnership’s common units, as reported on the NYSE on December 31, 2017. On February 14, 2018, our Compensation Committee accelerated the vesting of this award from June 1, 2018 to March 1, 2018.

(9)
This amount represents a performance unit award under the Enable Midstream Partners long-term incentive plan granted on September 6, 2016. The performance cycle began on January 1, 2016 and ends December 31, 2018. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $14.22 closing price of the Partnership's common units, as reported on the NYSE on December 31, 2017. This award will vest on September 6, 2019.

2017 Option Exercises and Stock Vested Table

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (1)
(a)	(d)		(e)
Rodney J. Sailor	37,245	(2)	564,634
John P. Laws	4,936	(2)	74,830
	1,799	(3)	27,273
Paul M. Brewer	11,587	(2)	175,659
Craig S. Harris	9,638	(4)	142,642
Mark C. Schroeder	12,415	(2)	188,211
______________________

(1)	The value of the awards was calculated based on the closing price of the Partnership’s common units, as reported on the NYSE on the date of vesting.

(2)
These amounts reflect the payout of performance units granted on June 2, 2014. The units vested on June 2, 2017. Performance was based on the Partnership's total unitholder return over a period of April 11, 2014 to December 31, 2016.

(3)	This amount reflects the distribution of time-based restricted units granted on June 2, 2014. The units vested on June 2, 2017.

(4)	This amount reflects the distribution of time-based phantom units granted on September 6, 2016. The units vested on September 6, 2017.

2017 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Rodney J. Sailor	—	95,245	25,621	—	224,102
John P. Laws	—	25,862	6,065	—	48,978
Paul M. Brewer	358,759	28,278	127,062	—	1,045,676
Craig S. Harris	16,566	8,650	3,001	—	35,293
Mark C. Schroeder	—	29,050	7,901	—	71,012
______________________

(1)	The amounts disclosed in this column also are disclosed in the “All Other Compensation” column of the Summary Compensation Table and are further described in the All Other Compensation Table.

(2)	Represents earnings on invested funds in each Executive’s individual account.

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

The plan provides the following change of control benefits for each of our named executive officers:

•	for the President and Chief Executive Officer, a lump-sum cash payment of 2.99 times his annual base salary and short-term incentive plan award target;

•	for each Executive Vice President, a lump-sum cash payment of 2.0 times his or her annual base salary and short-term incentive plan award target; and

•	for any other officer who is not an Executive Vice President, a lump-sum cash payment of 1.5 times his or her annual base salary and short-term incentive plan award target.

For each of our officers, the plan also provides for a lump-sum cash payment in an amount equal to his or her target bonus under the short-term incentive plan based on eligible earnings through the date of termination and cash payments for certain health and welfare and outplacement benefits. The payment of change of control benefits are subject to the executive’s execution, without revocation, of a general waiver and release of claims. The plan also contains standard confidentiality, non-disparagement and non-solicitation provisions.

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

The following table reflects the potential payments that would be made to our named executive officers under our change of control plan and our long-term incentive plan awards, assuming a termination date of December 31, 2017 and using the closing price of the Partnership’s common units of $14.22 as reported on the NYSE at December 31, 2017.

Name	Cash Severance Payment Upon Change in Control & Covered Termination ($) (1)	Short-Term Incentive Plan Payment Upon Change in Control & Covered Termination ($) (2)	Health and Welfare Benefit Payment Upon Change in Control & Covered Termination ($) (3)	Outplacement Assistance Payment Upon Change in Control & Covered Termination ($) (4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change in Control & Covered Termination ($) (5)	Total ($)
Rodney J. Sailor	3,956,381	636,538	25,492	25,000	7,299,435	11,942,846
John P. Laws	1,306,887	262,147	35,156	25,000	2,017,537	3,646,727
Paul M. Brewer	1,132,490	227,751	35,156	25,000	1,612,266	3,032,663
Craig S. Harris	1,257,203	235,523	35,156	25,000	931,932	2,484,814
Mark C. Schroeder	1,198,875	234,566	35,156	25,000	1,767,285	3,260,882
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

The following table reflects the potential payments that would be made to Mr. Sailor if his severance agreement was effective as of December 31, 2017 and for accelerated vesting of awards under our long-term incentive plan, assuming a termination date of December 31, 2017 and using the closing price of the Partnership’s common units of $14.22 as reported on the NYSE at December 31, 2017.

Name	Cash Severance ($) (1)	Acceleration of Vesting Under Long-Term Incentive Plans ($) (2)	Total ($)
Rodney J. Sailor	1,300,000	430,578	1,730,578
______________________

(1)	Reflects the cash payment of 1.0 times his annual base salary of $650,000 and his short-term incentive plan award target of $650,000 as of December 31, 2017.

(2)	Reflects the pro-rata vested amount of a restricted unit award to Mr. Sailor as of December 31, 2017.

Pay Ratio Disclosure

As mandated by the Dodd-Frank Act, Item 402(u) of Regulation S-K requires us to disclose the ratio of the compensation of our Chief Executive Officer to the total compensation of our median employee. Mr. Sailor, our Chief Executive Officer, had 2017 annual total compensation of $3,980,214. Our median employee had 2017 annual total compensation of $104,994. As a result, the ratio of Mr. Sailor’s 2017 annual total compensation to our median employee’s 2017 annual total compensation was approximately 38 to 1.

Mr. Sailor’s 2017 annual total compensation is reported in the Summary Compensation Table provided in this Form 10-K and includes the dollar value of Mr. Sailor’s base salary and bonus (cash and non-cash). Consistent with the calculation of Mr. Sailor’s 2017 annual total compensation, our median employee’s 2017 annual total compensation includes the dollar value of her or his wages plus overtime and bonus (cash and non-cash).

We chose December 31, 2017 as the date to identify our median employee, and we identified our median employee using a cash compensation measure consistently applied to all employees, which included each employee’s cash base salary or wages plus overtime and cash bonus paid under our short-term incentive plan. This measure consistently excluded non-cash compensation, such as non-cash bonus, and also consistently excluded certain cash compensation, such as 401(k) matching contributions. In identifying our median employee, we included both our direct employees and employees of OGE Energy that are seconded to the Partnership because OGE is an affiliated third party. The cash compensation for our direct employees was derived from our payroll records and for employees of OGE that are seconded to the Partnership was derived from OGE Energy’s payroll records, in each case for the period from January 1, 2017 through December 31, 2017.

Report of the Compensation Committee

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission.

Alan N. Harris
Scott M. Prochazka
Sean Trauschke

Director Compensation

The directors of Enable GP currently are Alan N. Harris, Ronnie K. Irani, Peter H. Kind, Stephen E. Merrill, Scott M. Prochazka, William D. Rogers, Rodney J. Sailor and Sean Trauschke. Mr. Merrill and Mr. Trauschke, who serve as the representatives of OGE Energy on the Board of Directors, and Mr. Prochazka and Mr. Rogers, who serve as the representatives of CenterPoint Energy on the Board of Directors, do not receive compensation for their service as directors. In addition, Mr. Sailor, who serves as President and Chief Executive Officer of Enable GP, does not receive any additional compensation for his service as director. Mr. A. Harris, Mr. Irani and Mr. Kind, our “independent directors”, who are not officers or employees of Enable GP and who are not representatives of either of our sponsors, receive the compensation described below for service in 2017. In addition, Enable GP’s independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors and its committees. Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Under the director compensation program approved by the Compensation Committee for 2017, each independent director receives an annual retainer of $80,000 per year and a grant of a number of common units equal to $85,000 divided by the average closing price of our common units on the NYSE for the 20 trading days prior to the date of grant. In addition, Mr. Kind receives a fee of $10,000 per transaction referred to the Conflicts Committee as chairman of the Conflicts Committee and all other participating independent directors receive a fee of $5,000 per transaction referred to the Conflicts Committee, although no fees were paid to the Conflicts Committee in 2017. Mr. Kind, as the chairman of the Audit Committee, receives an annual retainer for his service of $15,000, and Mr. A. Harris, as the chairman of the Compensation Committee, receives an annual retainer for his services of $12,500.

The following table sets forth the compensation earned by the independent directors of Enable GP in 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Alan N. Harris	92,500	83,432	—	—	—	175,932
Ronnie K. Irani	80,000	83,432	—	—	—	163,432
Peter H. Kind	95,000	83,432	—	—	—	178,432
_______________________

(1)
Reflects the aggregate grant date fair value of 2017 unit awards computed in accordance with FASB ASC Topic 718. Awards granted to independent directors vested immediately. See Note 17 to the financial statements for further information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of units of Enable Midstream Partners, LP as of February 1, 2018 based solely on SEC filings, held by:
•each person or group of persons known by us to be a beneficial owner of 5 percent or more of the then outstanding units;
•each member of our general partner’s board of directors;
•each named executive officer of our general partner; and
•all directors and executive officers of our general partner as a group.

Percentage of common units is based on 432,582,714 common units outstanding as of February 1, 2018.

	Common units beneficially owned		Series A Preferred Units beneficially owned
Name of beneficial owner	Number	Percentage	Number	Percentage
CenterPoint Energy, Inc. (1)(5)	233,856,623	54.1%	14,520,000	100%
OGE Energy Corp. (2)(6)	110,982,805	25.7%	—	—
ArcLight Capital Partners, LLC (3)(7)	43,238,773	10.0%	—	—
Sean Trauschke (2)	5,000	*	—	—
Stephen E. Merrill (2)	560	*	—	—
Scott M. Prochazka (1)	10,000	*	—	—
William D. Rogers (1)	—	*	—	—
Alan N. Harris (4)	47,397	*	—	—
Ronnie K. Irani (4)	9,937	*	—	—
Peter H. Kind (4)	24,768	*	—	—
Rodney J. Sailor (4)	259,601	*	—	—
John P. Laws (4)	42,567	*	—	—
Paul Brewer (4)	32,935	*	—	—
Craig S. Harris (4)	25,494	*	—	—
Mark C. Schroeder (1)	30,459	*	—	—
All directors and executive officers as a group (14 people)	549,059	*	—	—
_________________________

*	Less than 1%

(1)	1111 Louisiana Street, Houston, Texas 77002

(2)	321 North Harvey, P.O. Box 321, Oklahoma City, OK 73101

(3)	200 Clarendon Street, 55th Floor Boston, MA 02116

(4)	One Leadership Square, 211 North Robinson Avenue, Suite 150, Oklahoma City, Oklahoma 73102

(5)
Based on a Schedule 13D/A filed with the SEC pursuant to the Exchange Act on August 31, 2017. The common units reported represent the aggregated beneficial ownership by CenterPoint Energy, together with its wholly owned subsidiaries. CenterPoint Energy may be deemed to have sole voting power with respect to 233,856,623 common units. CenterPoint Energy has no shared voting or dispositive power with respect to any of the common units shown. CenterPoint Energy also holds14,520,000 Series A Preferred Units.

(6)
Based on a Schedule 13G filed with the SEC pursuant to the Exchange Act on February 11, 2015. The common units reported represent the aggregated beneficial ownership by OGE Energy Corp., together with its wholly owned subsidiaries. OGE Energy Corp. may be deemed to have sole voting power with respect to 110,982,805 common units. OGE Energy Corp. has no shared voting or dispositive power with respect to any of the common units shown.

(7)
Based on a Form 4 filed with the SEC pursuant to the Exchange Act on July 17, 2017, 43,238,773 common units are held by Bronco Midstream Infrastructure, LLC. ArcLight Capital Partners, LLC is the investment advisor for, and ArcLight Capital Holdings, LLC is the managing partner of the general partner of each of ArcLight Energy Partners Fund V, L.P., ArcLight Energy Partners Fund IV, L.P. and Bronco Midstream Partners, LP. Bronco Midstream Infrastructure, LLC is an indirect wholly owned subsidiary of Enogex Holdings LLC. ArcLight Capital Partners, LLC has ultimate voting and investment control over the common units held by Bronco Midstream Infrastructure LLC and thus may be deemed to indirectly beneficially own such securities. Due to certain voting rights granted to Mr. Revers as a member of the investment committee of ArcLight Capital Partners, LLC, Mr. Revers may be deemed to indirectly beneficially own the common units attributable to ArcLight Capital Partners, LLC, but disclaims any such ownership except to the extent of his pecuniary interest therein.

Beneficial Ownership of General Partner Interest

CenterPoint Energy and OGE Energy collectively own our general partner. Our general partner owns a non-economic general partner interest in us and the incentive distribution rights.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders (1)	N/A	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders (2)	—	—	8,662,420
_________________________

(1)
Our Long-Term Incentive Plan was adopted by our general partner for the benefit of our officers, directors and employees. See Item 11. “Executive Compensation-Compensation Discussion and Analysis.” The plan provides for the issuance of a total of 13,100,000 common units under the plan.

(2)	The number of securities remaining available for future issuance includes 222,434 restricted units that have been granted under our long-term incentive plan that have not vested.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

CenterPoint Energy owns 233,856,623 common units, representing 54.1% of our common units, and 14,520,000 Series A Preferred Units, representing 100% of our Series A Preferred Units. OGE Energy owns 110,982,805 common units, representing 25.7% of our common units. Together, CenterPoint Energy and OGE Energy own an aggregate 79.8% of our common units. In addition, CenterPoint Energy owns a 50% management interest and a 40% economic interest in our general partner, and OGE Energy owns a 50% management interest and a 60% economic interest in our general partner. Enable GP, our general partner, owns the non-economic general partner interest in us and all of the incentive distribution rights from us.

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

Distributions of Available Cash to Our General Partner and Its Affiliates

We generally make cash distributions to unitholders pro rata, including affiliates of our general partner as holders of an aggregate of 344,839,428 common units. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

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

Transactions with CenterPoint Energy, OGE Energy and ArcLight

Registration Rights Related to Common Units

In connection with our IPO, the Partnership entered into a registration rights agreement with affiliates of CenterPoint Energy, OGE Energy and ArcLight. Affiliates of CenterPoint Energy, OGE Energy and ArcLight each have certain rights to require the Partnership to file and maintain a registration statement with respect to the resale of their common units. We are not obligated to effect more than (i) three such demand registrations for CenterPoint Energy and OGE Energy combined, or (ii) two such demand registrations (and no more than one in any twelve-month period) for ArcLight. Affiliates of CenterPoint Energy, OGE Energy and ArcLight also each have certain rights to request to “piggyback” onto any registration statement filed by the partnership for the sale of common units by the Partnership (other than pursuant to a demand registration discussed above, or other than for an employee benefit plan) to resell their common units. We have agreed to pay certain expenses in connection with such demand and piggyback registrations and associated resales of common units, excluding any underwriting discounts, selling commissions, transfer taxes applicable to the sale of any common units and any fees and disbursements of the selling unitholder’s counsel or any other advisor of the selling unitholder.

Registration Rights Related to Preferred Units

At the closing of the private placement of Series A Preferred Units, the Partnership entered into a registration rights agreement with CenterPoint Energy, pursuant to which, among other things, CenterPoint Energy has certain rights to require the Partnership to file and maintain a registration statement with respect to the resale of the Series A Preferred Units and any other series of preferred units or common units representing limited partnership interests in the Partnership that are issuable upon conversion of the Series A Preferred Units.

Services Agreements

In connection with our formation, we entered into services agreements with each of CenterPoint Energy and OGE Energy pursuant to which they have provided certain administrative services to us that are generally consistent with the level and type of services they provided to each of their respective businesses prior to our formation. The initial term of the services agreements ended April 30, 2016, and the services agreements now continue on a year-to-year basis unless terminated by us at the end of any annual period with at least 90 days’ notice. We may also terminate each services agreement, or the provision of any services thereunder, with the approval of our Board of Directors with at least 180 days’ notice; provided, however, that the services agreement with OGE Energy, and the provision of payroll and benefit administration services thereunder, may not be terminated until the transitional seconding agreement between the Partnership and OGE Energy is terminated.

Originally, the services provided by CenterPoint Energy and OGE Energy included accounting, finance, legal, risk management, information technology, human resources, and other administrative services. Over time, we have reduced our reliance on administrative services provided by CenterPoint Energy and OGE Energy and, as a result, exercised our option to terminate most of the services provided under the services agreements. As of December 31, 2017, the services provided by CenterPoint Energy primarily consisted of the provision of certain office space and data center space, and the services provided by OGE Energy primarily consisted of payroll and benefit administration services related to the transitional seconding agreement between the Partnership and OGE Energy.

We are required to reimburse CenterPoint Energy and OGE Energy for their direct expenses or, where the direct expenses cannot reasonably be determined, an allocated cost as set forth in the agreements. Unless otherwise approved by the Board of Directors, our reimbursement obligations are capped at amounts set forth in our annual budget. Under the services agreement, we reimbursed $3 million and $3 million to CenterPoint Energy and OGE Energy, respectively, for the year ended December 31, 2017 as compared to $6 million and $5 million, respectively, for the year ended December 31, 2016 and to $15 million and $11 million, respectively, for the year ended December 31, 2015.

Employee Secondment

In connection with our formation, we entered into an employee transition agreement with CenterPoint Energy and OGE Energy and a transitional seconding agreement with each of CenterPoint Energy and OGE Energy in May 2013, pursuant to which they agreed to second certain of their employees to us. The Partnership transitioned seconded employees from CenterPoint Energy and OGE Energy to the Partnership effective January 1, 2015, except for certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. Each of the seconded employees works full time for us and our subsidiaries but remains employed by OGE Energy. We are required to reimburse OGE Energy for certain employment-related costs, including base salary and short and long-term compensation costs and OGE Energy’s share of costs related to taxes, insurance and other benefit matters under the agreements. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at $5 million in 2017 and at actual cost subject to a cap of $5 million in 2018 and thereafter, unless and until secondment is terminated.

Shreveport Lease

The Partnership leases office and data center space from an affiliate of CenterPoint Energy in Shreveport, Louisiana. The term of the lease was effective on October 1, 2016 and extends through December 31, 2019. The Partnership incurred approximately $1 million in rent and maintenance expenses under the lease during the year ended December 31, 2017 and the Partnership expects to incur approximately $1 million in aggregate for rent and maintenance expenses during the remaining term of the lease.

Omnibus Agreement

In connection with our formation, we entered into an omnibus agreement that primarily addresses completion restrictions on CenterPoint Energy and OGE Energy. Initially, the omnibus agreement also provided us with indemnification for specified breaches of certain representations and warranties in the master formation agreement pursuant to which we were formed, including representations and warranties regarding permits related to the operation of the assets contributed to us and compliance with environmental laws, among other matters; however, the indemnification related to permits expired in 2014, and the indemnification related to environmental matters expired in 2016.

With respect to competition, the omnibus agreement provides that both CenterPoint Energy and OGE Energy are prohibited from, directly or indirectly, owning, operating, acquiring or investing in any business engaged in midstream operations located within the United States, other than through us. This requirement applies to both CenterPoint Energy and OGE Energy for so long as either CenterPoint Energy or OGE Energy holds any interest in our general partner or at least 20% of our common units. “Midstream operations” generally means, subject to certain exceptions, the gathering, compression, treatment, processing, blending, transportation, storage, isomerization and fractionation of crude oil and natural gas, its associated production water and enhanced recovery materials such as carbon dioxide, and its respective constituents and the following products: methane, NGLs (Y-grade, ethane, propane, normal butane, isobutane and natural gasoline), condensate, and refined products and distillates (gasoline, refined product blendstocks, olefins, naphtha, aviation fuels, diesel, heating oil, kerosene, jet fuels, fuel oil, residual fuel oil, heavy oil, bunker fuel, cokes, and asphalts).

The prohibition on CenterPoint Energy and OGE Energy either directly or indirectly, owning, operating, acquiring or investing in any business engaged in midstream operations, other than through us, is subject to the following exceptions. CenterPoint Energy or OGE Energy may acquire a business engaged in midstream operations if:

•	Such party intends to cease using the midstream operations assets of the business within 12 months of the acquisition of such business; or

•
Such party acquires a business with midstream operations having a value in excess of $50 million (or $100 million in the aggregate with any of such party’s other midstream operations assets), and it offers to us the opportunity to acquire the midstream operations assets of such business.

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

Transportation, Storage and Commodity Transactions with Affiliates of CenterPoint Energy and OGE Energy

Transportation and Storage Agreements with CenterPoint Energy

EGT provides the following services to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas: (1) firm transportation with seasonal contract demand, (2) firm storage, (3) no notice transportation with associated storage and (4) maximum rate firm transportation. The first three services are in effect through March 31, 2021, and will remain in effect from year to year thereafter unless either party provides 180 days’ written notice prior to the contract termination date. The fourth service is in effect through March 31, 2018 unless extended by the parties. MRT provides firm transportation and firm storage services to CenterPoint Energy’s LDCs under agreements that are in effect through May 15, 2023, but will continue year to year thereafter unless either party provides twelve months’ written notice prior to the contract termination date. For the year ended December 31, 2017, we recorded revenues from CenterPoint Energy’s LDCs of $110 million for natural gas and transportation services.

We repair and maintain our transportation systems as necessary to continue the safe and reliable operations of our pipelines. From time to time, the repair and maintenance of our pipelines impacts the delivery points where our customers receive natural gas from our transportation systems. On occasion, those impacts require our customers to modify their receipt facilities in order to continue to receive natural gas from our pipelines. Under those circumstances, we may agree to reimburse the costs that our customers incur to make the required modifications. For the year ended December 31, 2017, we reimbursed CenterPoint Energy’s LDCs $1 million in connection with receipt facility modifications that were necessitated by the repair and maintenance of our pipelines.

Transportation and Storage Agreements with OGE Energy

EOIT provides no-notice load-following transportation and storage services to OGE Energy under two contracts. The first contract with OGE Energy is in effect through April 30, 2019 and will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period.

The second contract with OGE Energy was entered into on December 6, 2016 and has a primary term of 20 years that is expected to begin in late 2018. In connection with this agreement, we are currently building an approximately 80-mile pipeline to expand the EOIT system. For the year ended December 31, 2017, we recorded revenues from OGE Energy of $35 million for natural gas transportation and storage services.

Gas Sales and Purchases Transactions

From time to time, we sell natural gas volumes to affiliates of CenterPoint Energy and OGE Energy or purchase natural gas volumes from affiliates of CenterPoint Energy through a combination of forward, monthly and daily transactions. We enter into these physical natural gas transactions in the normal course of business based upon relevant market prices. In the year ended December 31, 2017, we recorded revenues of $6 million from gas sales to CenterPoint Energy and revenues of $2 million from gas sales to OGE Energy. In addition, we recorded $1 million and $19 million for costs of natural gas purchases from CenterPoint Energy and OGE Energy in the year ended December 31, 2017 respectively.

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

Pursuant to our related party transactions policy, the Board of Directors has authorized natural gas transportation and storage agreements with CenterPoint Energy and OGE Energy and their respective affiliates as well as natural gas sale and purchase transactions with CenterPoint Energy and OGE Energy and their respective affiliates. With respect to natural gas transportation and storage agreements, the Board of Directors has determined that because the rates, charges, and other terms for transportation and storage services are subject to regulation, the terms available to CenterPoint Energy and OGE Energy are on terms no less favorable to us than those generally provided to or available from unrelated third parties entering into similar transactions. With respect to natural gas sale and purchase transactions, the Board of Directors has determined that because there is a robust, liquid market for natural gas, with transparent price determination by market conditions with reference to indexes, the terms available to CenterPoint Energy and OGE Energy are on terms no less favorable to us than those generally provided to or available from unrelated third parties entering into similar transactions.

Many of the other related party transactions policy described above were entered into prior to the closing of our IPO and, as a result, were not reviewed under our related party transactions policy. These transactions were entered into by and among affiliated entities and, consequently, may not reflect terms that would result from arm’s-length negotiations. Because some of these agreements relate to our formation and, by their nature, would not occur in a third-party situation, it is not possible to determine what the differences would be in the terms of these transactions when compared to the terms of transactions with an unaffiliated third party. We believe the terms of these agreements to be comparable to the terms of agreements used in similarly structured transactions.

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

Item 14. Principal Accountant Fees and Services

We have engaged Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes the fees we have paid Deloitte & Touche LLP to audit the Partnership’s annual consolidated financial statements and for other services for each of the last two fiscal years:

	2017	2016

	(In thousands)
Audit fees	$1,500	$1,300
Audit-related fees	385	236
Tax	455	315
Total	$2,340	$1,851

Audit fees are primarily for audit of the Partnership’s consolidated financial statements and reviews of the Partnership’s financial statements included in the Form 10-Qs.

Audit-related fees for the years ended December 31, 2017 and 2016, include fees associated with comfort letters issued in connection with registration statements filed by the Partnership or its affiliates.

Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements and the preparation of U.S. federal and state income tax returns for Enable Midstream Partners, LP. These services primarily relate to the two tax years ended December 31, 2017 and December 31, 2016.

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

The Audit Committee has approved the appointment of Deloitte & Touche LLP as our independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2017.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 2.1
3.1	Certificate of Limited Partnership of CenterPoint Energy Field Services LP, as amended	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 3.1
3.2	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP	Registrant’s Form 8-K filed November 15, 2017	File No. 001-36413	Exhibit 3.1
4.1	Specimen Unit Certificate representing common units (included with Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP as Exhibit A thereto)	Registrant’s Form 8-K filed April 22, 2014	File No. 001-36413	Exhibit 3.1
4.2	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.1
4.3	First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.2
4.4
Registration Rights Agreement, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and RBC Capital Markets, LLC, as representatives of the initial purchasers
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
4.5	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
4.6	Second Supplemental Indenture, dated as of March 9, 2017, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee	Registrant’s Form 8-K filed March 9, 2017	File No. 001-36413	Exhibit 4.2
10.1	Omnibus Agreement dated as of May 1, 2013 among CenterPoint Energy, Inc., OGE Energy Corp., Enogex Holdings LLC and CenterPoint Energy Field Services LP	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.6
10.2	Services Agreement, dated as of May 1, 2013 between CenterPoint Energy, Inc. and CenterPoint Energy Field Services LP	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.7
10.3	Services Agreement, dated as of May 1, 2013 between OGE Energy Corp. and CenterPoint Energy Field Services LP	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.8
10.4	Employee Transition Agreement, dated as of May 1, 2013 among CNP OGE GP LLC, CenterPoint Energy, Inc. and OGE Energy Corp	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.9
10.5	CNP Transitional Seconding Agreement, dated as of May 1, 2013 between CenterPoint Energy Field Services LP and CenterPoint Energy, Inc.	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.10
10.6	OGE Transitional Seconding Agreement, dated as of May 1, 2013 between CenterPoint Energy Field Services LP and OGE Energy Corp	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.11
10.7	Registration Rights Agreement dated as of May 1, 2013 by and among CenterPoint Energy Field Services LP, CenterPoint Energy Resources Corp., OGE Enogex Holdings LLC, and Enogex Holdings LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.12
10.8*	OGE Energy Corp. Involuntary Severance Benefits Plans for Officers (applicable only to officers of Enogex LLC seconded to Enable Midstream Partners, LP or Enable GP, LLC or one of its subsidiaries)	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192542	Exhibit 10.13

10.9*	Enable Midstream Partners, LP Long Term Incentive Plan	Registrant’s registration statement on Form S-1, filed on March 17, 2014	File No. 333-192542	Exhibit 10.18
10.10*	Enable Midstream Partners, LP Short Term Incentive Plan	Registrant’s registration statement on Form S-1, filed on March 17, 2014	File No. 333-192542	Exhibit 10.19
10.11	First Amendment to Employee Transition Agreement, dated as of October 22, 2014 by and among Enable GP, LLC, CenterPoint Energy, Inc. and OGE Energy Corp	Registrant’s Form 10-Q filed November 4, 2014	File No. 001-36413	Exhibit 10.1
10.12	First Amendment to OGE Transitional Seconding Agreement, dated as of October 22, 2014, between OGE Energy Corp. and Enable Midstream Partners, LP	Registrant’s Form 10-Q filed November 4, 2014	File No. 001-36413	Exhibit 10.2
10.13	First Amendment to Services Agreement, dated as of October 22, 2014, between OGE Energy Corp and Enable Midstream Partners, LP	Registrant’s Form 10-Q filed November 4, 2014	File No. 001-36413	Exhibit 10.3
10.14*	First Amendment to Enable Midstream Partners, LP Short Term Incentive Plan	Registrant’s Form 10-K filed on February 18, 2015	File No. 001-36413	Exhibit 10.16
10.15*	Form of Annual Performance Unit Award Agreement for Senior Officers under the Enable Midstream Partners, LP Long Term Incentive Plan	Registrant’s Form 8-K filed June 3, 2015	File No. 001-36413	Exhibit 10.1
10.16*	Form of Annual Restricted Unit Award Agreement for Senior Officers under the Enable Midstream Partners, LP Long Term Incentive Plan	Registrant’s Form 8-K filed June 3, 2015	File No. 001-36413	Exhibit 10.2
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
		Registrant’s Form 10-Q filed November 4, 2015	File No. 001-36413	Exhibit 10.1
10.19*	Enable Midstream Partners Deferred Compensation Plan effective January 1, 2015	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.21
10.20*	Enable Midstream Partners Deferred Compensation Plan Adoption Agreement effective January 1, 2015	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.22
10.21*	Second Amendment to Enable Midstream Partners, LP Short Term Incentive Plan Effective February 16, 2016	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.23
10.22*	Enable Midstream Partners, LP Long Term Incentive Plan Annual Performance Unit Award Agreement for Senior Officers	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.24
10.23*	Enable Midstream Partners, LP Long Term Incentive Plan Annual Phantom Unit Award Agreement for Senior Officers	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.25
10.24*	Special Severance Agreement and General Release by and between Enable Midstream Services, LLC and Paul A. Weissgarber	Registrant’s Form 10-Q filed May 4, 2016	File No. 001-36413	Exhibit 10.2
10.25	Purchase Agreement by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc. dated January 28, 2016	Registrant’s Form 8-K filed February 1, 2016	File No. 001-36413	Exhibit 10.1
10.26*	Enable Midstream Partners, LP Change of Control Plan	Registrant’s Form 10-Q filed August 3, 2016	File No. 001-36413	Exhibit 10.1
10.27	ATM Equity Offering Sales Agreement dated as of May 12, 2017	Registrant’s Form 8-K filed May 12, 2017	File No. 001-36413	Exhibit 1.1
10.28*	First Amendment to Enable Midstream Partners Deferred Compensation Plan Adoption Agreement effective January 1, 2015	Registrant’s Form 10-Q filed August 1, 2017	File No. 001-36413	Exhibit 10.2
+12.1	Computation of ratio of earnings to fixed charges
+21.1	Subsidiaries of the Partnership
+23.1	Consent of Deloitte & Touche, LLP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Schema Document
+101.PRE	XBRL Taxonomy Presentation Linkbase Document

+101.LAB	XBRL Taxonomy Label Linkbase Document
+101.CAL	XBRL Taxonomy Label Linkbase Document
+101.DEF	XBRL Definition Linkbase Document

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	February 20, 2018	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Rodney J. Sailor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2018
Rodney J. Sailor

/s/ John P. Laws	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 20, 2018
John P. Laws

/s/ Tom Levescy	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2018
Tom Levescy

/s/ Sean Trauschke	Chairman of the Board	February 20, 2018
Sean Trauschke

/s/ Stephen E. Merrill	Director	February 20, 2018
Stephen E. Merrill

/s/ Scott M. Prochazka	Director	February 20, 2018
Scott M. Prochazka

/s/ William D. Rogers	Director	February 20, 2018
William D. Rogers

/s/ Alan N. Harris	Director	February 20, 2018
Alan N. Harris

/s/ Ronnie K. Irani	Director	February 20, 2018
Ronnie K. Irani

/s/ Peter H. Kind	Director	February 20, 2018
Peter H. Kind