Form 10-Q
period 2018-06-30
Enable Midstream Partners, LP
filed 2018-08-02
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 13, 2018, there were 433,068,427 common units outstanding.

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

i

GLOSSARY OF TERMS

2015 Term Loan Agreement.	$450 million unsecured term loan agreement.
2019 Notes.	$500 million aggregate principal amount of the Partnership’s 2.400% senior notes due 2019.
2024 Notes.	$600 million aggregate principal amount of the Partnership’s 3.900% senior notes due 2024.
2027 Notes.	$700 million aggregate principal amount of the Partnership’s 4.400% senior notes due 2027.
2028 Notes.	$800 million aggregate principal amount of the Partnership’s 4.950% senior notes due 2028.
2044 Notes.	$550 million aggregate principal amount of the Partnership’s 5.000% senior notes due 2044.
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
DCF.
Distributable Cash Flow, a non-GAAP measure calculated as Adjusted EBITDA, as further adjusted for Series A Preferred Unit distributions, distributions for phantom and performance units, Adjusted interest expense, maintenance capital expenditures and current income taxes.

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

EOIT Senior Notes.	$250 million 6.25% senior notes due 2020.

Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Generally accepted accounting principles in the United States.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
Gross margin.	A non-GAAP measure calculated as Total revenues minus Cost of natural gas and natural gas liquids, excluding depreciation and amortization.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
LIBOR.	London Interbank Offered Rate.
March 31 Quarterly Report	Quarterly Report on Form 10-Q for the period ended March 31, 2018.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report and in our March 31 Quarterly Report. Those risk factors and other factors noted throughout this report and in our Annual Report and in our March 31 Quarterly Report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply and demand for natural gas, NGLs, crude oil and midstream services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	strategic decisions by CenterPoint Energy and OGE Energy regarding their ownership of us and Enable GP;

•	operating hazards and other risks incidental to transporting, storing, gathering and processing natural gas, NGLs, crude oil and midstream products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	the timing and extent of changes in labor and material prices;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices;

•	the suspension, reduction or termination of our customers’ obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;

•	the effects of future litigation; and

•	other factors set forth in this report and our other filings with the SEC, including our Annual Report and in our March 31 Quarterly Report.
Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 12)):
Product sales	$501	$354	$944	$740
Service revenues	304	272	609	552
Total Revenues	805	626	1,553	1,292
Cost and Expenses (including expenses from affiliates (Note 12)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	444	279	819	587
Operation and maintenance	97	97	191	186
General and administrative	26	23	53	48
Depreciation and amortization	96	89	192	177
Taxes other than income tax	16	16	33	32
Total Cost and Expenses	679	504	1,288	1,030
Operating Income	126	122	265	262
Other Income (Expense):
Interest expense	(36)	(31)	(69)	(58)
Equity in earnings of equity method affiliate	7	7	13	14
Other, net	(2)	(1)	—	—
Total Other Expense	(31)	(25)	(56)	(44)
Income Before Income Tax	95	97	209	218
Income tax expense	—	1	—	2
Net Income	$95	$96	$209	$216
Less: Net income attributable to noncontrolling interest	—	1	—	1
Net Income Attributable to Limited Partners	$95	$95	$209	$215
Less: Series A Preferred Unit distributions (Note 6)	9	9	18	18
Net Income Attributable to Common and Subordinated Units (Note 5)	$86	$86	$191	$197

Basic earnings per unit (Note 5)
Common units	$0.20	$0.20	$0.44	$0.45
Subordinated units	$—	$0.20	$—	$0.46
Diluted earnings per unit (Note 5)
Common units	$0.20	$0.20	$0.44	$0.45
Subordinated units	$—	$0.20	$—	$0.46

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In millions)
Current Assets:
Cash and cash equivalents	$7	$5
Restricted cash (Note 1)	14	14
Accounts receivable, net of allowance for doubtful accounts (Note 1)	287	277
Accounts receivable—affiliated companies	21	18
Inventory	41	40
Gas imbalances	29	37
Other current assets	33	25
Total current assets	432	416
Property, Plant and Equipment:
Property, plant and equipment	12,443	12,079
Less accumulated depreciation and amortization	1,880	1,724
Property, plant and equipment, net	10,563	10,355
Other Assets:
Intangible assets, net	429	451
Goodwill	12	12
Investment in equity method affiliate	315	324
Other	41	35
Total other assets	797	822
Total Assets	$11,792	$11,593
Current Liabilities:
Accounts payable	$244	$263
Accounts payable—affiliated companies	3	3
Current portion of long-term debt	499	450
Short-term debt	327	405
Taxes accrued	39	32
Gas imbalances	16	12
Other	130	114
Total current liabilities	1,258	1,279
Other Liabilities:
Accumulated deferred income taxes, net	6	6
Regulatory liabilities	22	21
Other	54	38
Total other liabilities	82	65
Long-Term Debt	2,881	2,595
Commitments and Contingencies (Note 13)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at June 30, 2018 and December 31, 2017)	362	362
Common units (433,064,636 issued and outstanding at June 30, 2018 and 432,584,080 issued and outstanding at December 31, 2017, respectively)	7,198	7,280
Noncontrolling interest	11	12
Total Partners’ Equity	7,571	7,654
Total Liabilities and Partners’ Equity	$11,792	$11,593

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In millions)
Cash Flows from Operating Activities:
Net income	$209	$216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192	177
Deferred income taxes	—	2
Loss on sale/retirement of assets	—	5
Equity in earnings of equity method affiliate	(13)	(14)
Return on investment in equity method affiliate	13	14
Equity-based compensation	8	8
Amortization of debt costs and discount (premium)	(1)	(1)
Changes in other assets and liabilities:
Accounts receivable, net	(9)	29
Accounts receivable—affiliated companies	(3)	(1)
Inventory	(2)	(1)
Gas imbalance assets	8	18
Other current assets	(15)	(2)
Other assets	(5)	3
Accounts payable	(19)	(46)
Gas imbalance liabilities	4	(26)
Other current liabilities	22	3
Other liabilities	16	(2)
Net cash provided by operating activities	405	382
Cash Flows from Investing Activities:
Capital expenditures	(375)	(148)
Proceeds from sale of assets	8	1
Proceeds from insurance	1	—
Return of investment in equity method affiliate	8	5
Net cash used in investing activities	(358)	(142)
Cash Flows from Financing Activities:
Decrease in short-term debt	(78)	—
Repayment of long-term debt	(450)	—
Proceeds from long-term debt, net of issuance costs	787	691
Proceeds from Revolving Credit Facility	—	394
Repayment of Revolving Credit Facility	—	(1,030)
Distributions	(295)	(296)
Cash paid for employee equity-based compensation	(9)	(1)
Net cash used in financing activities	(45)	(242)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2	(2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	19	23
Cash, Cash Equivalents and Restricted Cash at End of Period	$21	$21

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Series A Preferred Units		Common Units		Subordinated Units		Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Units	Value	Value	Value
	(In millions)
Balance as of December 31, 2016	15	$362	224	$3,737	208	$3,683	$12	$7,794
Net income	—	18	—	102	—	95	1	216
Distributions	—	(18)	—	(144)	—	(132)	(1)	(295)
Equity-based compensation, net of units for employee taxes	—	—	—	7	—	—	—	7
Balance as of June 30, 2017	15	$362	224	$3,702	208	$3,646	$12	$7,722

Balance as of December 31, 2017	15	$362	433	$7,280	—	$—	$12	$7,654
Net income	—	18	—	191	—	—		209
Distributions	—	(18)	—	(276)	—	—	(1)	(295)
Equity-based compensation, net of units for employee taxes	—			3	—	—	—	3
Balance as of June 30, 2018	15	$362	433	$7,198	—	$—	$11	$7,571

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

As of June 30, 2018, CenterPoint Energy held approximately 54.0% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.6% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. See Note 6 for further information related to the Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of June 30, 2018, the Partnership owned a 50% interest in SESH. See Note 7 for further discussion of SESH.

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

Restricted Cash

Restricted cash primarily consists of cash collateral which is provided as credit assurance by third parties. The Condensed Consolidated Balance Sheets have $14 million of restricted cash at each of June 30, 2018 and December 31, 2017.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, management evaluates our customers’ financial strength based on aging of accounts receivable, payment history, and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to historical bad debt write-offs, the aging of receivables and specific customer circumstances that may impact their ability to pay the amounts due. Based on this review, management determined that a $2 million allowance for doubtful accounts was required at June 30, 2018 and a $3 million allowance at December 31, 2017.

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for the intrastate pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership’s Inventory balance is net of $1 million and zero lower of cost or net realizable value adjustments as of June 30, 2018 and December 31, 2017, respectively.

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

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” which finalizes Proposed Accounting Standards Update (ASU) No. 2017-310, Technical Corrections and Improvements to Recently Issued Standards-Accounting Standards Update No. 2016-02, Leases (Topic 842), to address implementation issues that could arise as organizations comply with ASU No. 2016-02, Leases (Topic 842). We are currently evaluating this ASU and its potential impact on our implementation.

The Partnership continues to review contracts and easements relative to the provisions of the ASU 2016-02 lease standard, the ASU 2018-01 easement standard and the ASU 2018-10 codification improvements standard, as well as to monitor relevant emerging industry guidance regarding the implementation of the standards. As part of this analysis, we are evaluating the potential information technology and internal control changes that will be required for adoption based on the findings from our contract and easement review process. While we have not estimated the quantitative effect that ASC 842 will have on our consolidated financial statements, the adoption of ASC 842 will increase our asset and liability balances on the consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities for all lease obligations that are currently classified as operating leases. The Partnership expects to adopt these standards in the first quarter of 2019 and continues to evaluate the other impact of the standards on our Condensed Consolidated Financial Statements and related disclosures.

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

Compensation—Stock Compensation

In June 2018, the FASB issued ASU No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting.” This standard requires entities to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for interim and annual periods beginning after December 15, 2018. The Partnership does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

(3) Revenues

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

The following table disaggregates total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three and six months ended June 30, 2018, and 2017.

	Three Months Ended June 30, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total
	(In millions)
Revenues:
Product sales:
Natural gas	$106	$143	$(107)	$142
Natural gas liquids	336	6	(6)	336
Condensate	37	—	—	37
Total revenues from natural gas, natural gas liquids, and condensate	479	149	(113)	515
Gain (loss) on derivative activity	(14)	—	—	(14)
Total Product sales	$465	$149	$(113)	$501
Service revenues:
Demand revenues	$52	$113	$—	$165
Volume-dependent revenues	124	15	—	139
Total Service revenues	$176	$128	$—	$304
Total Revenues	$641	$277	$(113)	$805

	Six Months Ended June 30, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total
	(In millions)
Revenues:
Product sales:
Natural gas	$212	$274	$(216)	$270
Natural gas liquids	615	13	(13)	615
Condensate	73	—	—	73
Total revenues from natural gas, natural gas liquids, and condensate	900	287	(229)	958
Gain (loss) on derivative activity	(17)	2	1	(14)
Total Product sales	$883	$289	$(228)	$944
Service revenues:
Demand revenues	$102	$233	$—	$335
Volume-dependent revenues	247	34	(7)	274
Total Service revenues	$349	$267	$(7)	$609
Total Revenues	$1,232	$556	$(235)	$1,553

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

•
Under a minimum volume commitment fee arrangement, a customer agrees to pay a contractually agreed upon gathering, compressing and treating fees for a minimum volume of natural gas or crude oil irrespective of whether or not the minimum volume of natural gas or crude oil is delivered. If the actual volumes exceed the minimum volume of natural gas or crude oil, the customer pays the contractually agreed upon gathering, compressing and treating fees for the excess volumes in addition to the fees paid for the minimum volume of natural gas or crude oil. Certain of our contracts provide our customers the option to elect to pay a higher gathering fee over the remaining term of the contract in lieu of making a contractually agreed upon shortfall payment. Once the services have been completed, or the customer no longer has the ability to utilize the services, revenue is recognized.

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

	June 30, 2018	December 31, 2017
	(In millions)
Accounts Receivable:
Customers	$289	$265
Contract assets (1)	13	27
Non-customers	6	3
Total Accounts Receivable (2)	$308	$295
____________________
(1)Contract assets include accrued minimum volume commitments and firm service transportation contracts with tiered rates.
(2)Total Accounts Receivable includes Accounts receivables, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

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

The table below summarizes the change in the contract liabilities for the six months ended June 30, 2018:

	June 30, 2018	December 31, 2017	Amounts recognized in revenues
	(In millions)
Deferred revenues	$49	$34	$17

The table below summarizes the timing of recognition of these contract liabilities as of June 30, 2018:

	2018	2019	2020	2021	2022 and After
	(In millions)
Deferred revenues	$21	$5	$5	$5	$13

Remaining Performance Obligations

Our remaining performance obligations consist primarily of firm fee and minimum volume commitment fee arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as Service revenues in the Condensed Consolidated Statements of Income.

The table below summarizes the timing of recognition of the remaining performance obligations as of June 30, 2018:

	2018	2019	2020	2021	2022 and After
Transportation and Storage	$235	$373	$272	$149	$746
Gathering and Processing	128	261	160	136	602
Total remaining performance obligations	$363	$634	$432	$285	$1,348

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

Below is a summary of the impact of the changes on revenues as it relates to the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
	(In millions)
Revenues:
Product sales:
Natural gas	$142	$155	$(13)
Natural gas liquids	336	344	(8)
Condensate	37	37	—
Total revenues from natural gas, natural gas liquids, and condensate	515	536	(21)
Gain (loss) on derivative activity	(14)	(14)	—
Total Product sales	$501	$522	$(21)
Service revenues:
Demand revenues	$165	$165	—
Volume-dependent revenues	139	139	—
Total Service revenues	$304	$304	$—
Total Revenues	$805	$826	$(21)

	Six Months Ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)
	(In millions)
Revenues:
Product sales:
Natural gas	$270	$294	$(24)
Natural gas liquids	615	627	(12)
Condensate	73	73	—
Total revenues from natural gas, natural gas liquids, and condensate	958	994	(36)
Gain (loss) on derivative activity	(14)	(14)	—
Total Product sales	$944	$980	$(36)
Service revenues:
Demand revenues	$335	$335	—
Volume-dependent revenues	274	273	1
Total Service revenues	$609	$608	$1
Total Revenues	$1,553	$1,588	$(35)

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

(5) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per unit data)
Net income	$95	$96	$209	$216
Net income attributable to noncontrolling interest	—	1	—	1
Series A Preferred Unit distributions	9	9	18	18
General partner interest in net income	—	—	—	—
Net income available to common and subordinated unitholders	$86	$86	$191	$197

Net income allocable to common units	$86	$45	$191	$102
Net income allocable to subordinated units	—	41	—	95
Net income available to common and subordinated unitholders	$86	$86	$191	$197

Net income allocable to common units	$86	$45	$191	$102
Dilutive effect of Series A Preferred Unit distributions	—	—	—	—
Diluted net income allocable to common units	86	45	191	102
Diluted net income allocable to subordinated units	—	41	—	95
Total	$86	$86	$191	$197

Basic weighted average number of outstanding
Common units (1)	435	225	434	225
Subordinated units	—	208	—	208
Total	435	433	434	433

Basic earnings per unit
Common units	$0.20	$0.20	$0.44	$0.45
Subordinated units	$—	$0.20	$—	$0.46

Basic weighted average number of outstanding common units	435	225	434	225
Dilutive effect of Series A Preferred Units	—	—	—	—
Dilutive effect of performance units	1	1	1	1
Diluted weighted average number of outstanding common units	436	226	435	226
Diluted weighted average number of outstanding subordinated units	—	208	—	208
Total	436	434	435	434

Diluted earnings per unit
Common units	$0.20	$0.20	$0.44	$0.45
Subordinated units	$—	$0.20	$—	$0.46
____________________

(1)	Basic weighted average number of outstanding common units for each of the three and six months ended June 30, 2018 and 2017 includes approximately one million time-based phantom units.

See Note 6 for discussion of the expiration of the subordination period.

The dilutive effect of the unit-based awards discussed in Note 14 was less than $0.01 per unit during each of the three and six months ended June 30, 2018 and 2017.

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

The Partnership paid or has authorized payment of the following cash distributions to common and subordinated unitholders, as applicable, during 2017 and 2018 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2018 (1)	August 21, 2018	August 28, 2018	$0.318	$138
March 31, 2018	May 22, 2018	May 29, 2018	$0.318	$138
December 31, 2017	February 20, 2018	February 27, 2018	$0.318	$138
September 30, 2017	November 14, 2017	November 21, 2017	$0.318	$138
June 30, 2017	August 22, 2017	August 29, 2017	$0.318	$138
March 31, 2017	May 23, 2017	May 30, 2017	$0.318	$137
December 31, 2016	February 21, 2017	February 28, 2017	$0.318	$137
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on August 1, 2018, to be paid on August 28, 2018, to common unitholders of record at the close of business on August 21, 2018.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2017 and 2018 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2018 (1)	August 1, 2018	August 14, 2018	$0.625	$9
March 31, 2018	May 1, 2018	May 15, 2018	$0.625	$9
December 31, 2017	February 9, 2018	February 15, 2018	$0.625	$9
September 30, 2017	October 31, 2017	November 14, 2017	$0.625	$9
June 30, 2017	July 31, 2017	August 14, 2017	$0.625	$9
March 31, 2017	May 2, 2017	May 12, 2017	$0.625	$9
December 31, 2016	February 10, 2017	February 15, 2017	$0.625	$9
_____________________

(1)
The board of directors of Enable GP declared a $0.625 per Series A Preferred Unit cash distribution on August 1, 2018, to be paid on August 14, 2018, to Series A Preferred unitholders of record at the close of business on August 1, 2018.

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

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. During the six months ended June 30, 2018 and 2017, the Partnership did not issue any common units under the ATM Program.

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

The Partnership shares operations of SESH with Spectra Energy Partners, LP under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $6 million during each of the three months ended June 30, 2018 and 2017, and $8 million and $11 million during the six months ended June 30, 2018 and 2017, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017.

Equity in Earnings of Equity Method Affiliate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
SESH	$7	$7	$13	$14

Distributions from Equity Method Affiliate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
SESH (1)	$8	$8	$21	$19
___________________

(1)
Distributions from equity method affiliate includes a $7 million return on investment and a $1 million return of investment for each of the three months ended June 30, 2018 and 2017, respectively. Distributions from equity method affiliate includes a $13 million and $14 million return on investment and a $8 million and $5 million return of investment for the six months ended June 30, 2018 and 2017, respectively.

Summarized financial information of SESH:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Income Statements:
Revenues	$28	$28	$56	$56
Operating income	$16	$18	$33	$35
Net income	$13	$13	$25	$26

(8) Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Outstanding Principal	Premium (Discount)	Total Debt	Outstanding Principal	Premium (Discount)	Total Debt
	(In millions)
Commercial Paper	$327	$—	$327	$405	$—	$405
Revolving Credit Facility	—	—	—	—	—	—
2015 Term Loan Agreement	—	—	—	450	—	450
2019 Notes	500	—	500	500	—	500
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(3)	697	700	(3)	697
2028 Notes	800	(6)	794	—	—	—
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	10	260	250	13	263
Total debt	$3,727	$1	$3,728	$3,455	$10	$3,465
Less: Short-term debt (1)			327			405
Less: Current portion of long-term debt (2)			499			450
Less: Unamortized debt expense (3)			21			15
Total long-term debt			$2,881			$2,595
____________________

(1)	Short-term debt includes $327 million and $405 million of outstanding commercial paper as of June 30, 2018 and December 31, 2017, respectively.

(2)
As of June 30, 2018, Current portion of long-term debt includes the $500 million outstanding balance of the 2019 Notes due May 15, 2019, net of approximately $1 million unamortized debt expense. As of December 31, 2017, Current portion of long-term debt includes the $450 million outstanding balance of the 2015 Term Loan Agreement.

(3)
As of June 30, 2018 and December 31, 2017, there was an additional $6 million and $3 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other long-term assets, not included above.

Revolving Credit Facility

On April 6, 2018, the Partnership amended and restated its Revolving Credit Facility. As amended and restated, the Revolving Credit Facility is a $1.75 billion, 5-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million, in aggregate. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of June 30, 2018, there were no principal advances and $3 million in letters of credit outstanding under the Restated Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of June 30, 2018, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of June 30, 2018, the commitment fee under the Restated Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $327 million and $405 million outstanding under our commercial paper program at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate for the outstanding commercial paper was 2.76% as of June 30, 2018.

Term Loan Agreement

On July 31, 2015, the Partnership entered into a Term Loan Agreement, providing for an unsecured three-year $450 million term loan agreement, which was scheduled to mature on July 31, 2018. The 2015 Term Loan Agreement is included as Current portion of long-term debt in the Partnership’s Condensed Consolidated Balance Sheets as of December 31, 2017. In May 2018, we used a portion of the proceeds from the issuance of the 2028 Notes to repay all amounts outstanding under the 2015 Term Loan Agreement.

Senior Notes

On May 10, 2018, the Partnership completed the public offering of $800 million aggregate principal amount of its 4.95% Senior Notes due 2028. The Partnership received net proceeds of approximately $787 million. The proceeds were used for general partnership purposes, including to repay all amounts outstanding under the 2015 Term Loan Agreement, as well as amounts outstanding under the commercial paper program. The 2028 Notes had an unamortized discount of $6 million and unamortized debt expense of $7 million at June 30, 2018, resulting in an effective interest rate of 5.20% during the six months ended June 30, 2018.

In addition to the 2028 Notes, as of June 30, 2018, the Partnership’s debt included the 2019 Notes, 2024 Notes, 2027 Notes, and 2044 Notes, which had $14 million of unamortized debt expense at June 30, 2018, resulting in effective interest rates of 2.57%, 4.02%, 4.58% and 5.08%, respectively, during the six months ended June 30, 2018.

As of June 30, 2018, the Partnership’s debt included $250 million aggregate principal amount of EOIT’s 6.25% senior notes due 2020. The EOIT Senior Notes had $10 million of unamortized premium at June 30, 2018, resulting in an effective interest rate of 3.81% during the six months ended June 30, 2018.

As of June 30, 2018, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

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

The Partnership recognizes its non-exchange traded derivative instruments as Other Assets or Liabilities in the Condensed Consolidated Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement. Exchange traded transactions are settled on a net basis daily through margin accounts with a clearing broker and are recorded as

Other Assets or Liabilities in the Condensed Consolidated Balance Sheets at fair value on a net basis with such amounts classified as current or long-term based on their anticipated settlement.

As of June 30, 2018 and December 31, 2017, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of June 30, 2018 and December 31, 2017, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	June 30, 2018		December 31, 2017
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu(1)
Financial fixed futures/swaps	19	26	17	13
Financial basis futures/swaps	24	36	17	17
Physical purchases/sales	3	70	1	37
Crude oil (for condensate)— MBbl(2)
Financial Futures/swaps	—	934	—	564
Natural gas liquids— MBbl(3)
Financial Futures/swaps	75	2,495	—	1,615
____________________

(1)
As of June 30, 2018, 81.7% of the natural gas contracts had durations of one year or less, 13.7% had durations of more than one year and less than two years and 4.6% had durations of more than two years. As of December 31, 2017, 67.7% of the natural gas contracts had durations of one year or less, 16.1% had durations of more than one year and less than two years and 16.2% had durations of more than two years.

(2)
As of June 30, 2018, 67.9% of the crude oil (for condensate) contracts had durations of one year or less and 32.1% had durations of more than one year and less than two years. As of December 31, 2017, 100% of the crude oil (for condensate) contracts had durations of one year or less.

(3)
As of June 30, 2018, 74.3% of the natural gas liquids contracts had durations of one year or less and 25.7% had durations of more than one year and less than two years. As of December 31, 2017, 100% of the natural gas liquid contracts had durations of one year or less.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 that were not designated as hedging instruments for accounting purposes are as follows:

		June 30, 2018		December 31, 2017
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
		(In millions)
Natural gas
Financial futures/swaps	Other Current/Other	$2	$8	$5	$4
Physical purchases/sales	Other Current/Other	6	—	3	—
Crude oil (for condensate)
Financial futures/swaps	Other Current/Other	—	9	—	4
Natural gas liquids
Financial Futures/swaps	Other Current/Other	1	8	1	5
Total gross derivatives (1)		$9	$25	$9	$13
_____________________

(1)	See Note 10 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017:

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Natural gas
Financial futures/swaps (losses) gains	$(1)	$5	$(5)	$16
Physical purchases/sales gains	2	2	5	7
Crude oil (for condensate)
Financial futures/swaps (losses) gains	(6)	2	(10)	5
Natural gas liquids
Financial futures/swaps (losses) gains	(9)	—	(4)	2
Total	$(14)	$9	$(14)	$30

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended June 30, 2018 and 2017, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Change in fair value of derivatives	$(10)	$11	$(12)	$35
Realized gain (loss) on derivatives	(4)	(2)	(2)	(5)
Gain (loss) on derivative activity	$(14)	$9	$(14)	$30

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of June 30, 2018, under these obligations, the Partnership has posted $2 million of cash collateral related to NGL and crude swaps and $14 million of additional collateral may be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating.

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

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended June 30, 2018, there were no transfers between levels.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$—	$—
2015 Term Loan Agreement (Level 2)	—	—	450	450
2019 Notes (Level 2)	500	497	500	497
2024 Notes (Level 2)	600	578	600	602
2027 Notes (Level 2)	697	663	697	712
2028 Notes	794	780	—	—
2044 Notes (Level 2)	550	487	550	550
EOIT Senior Notes (Level 2)	260	259	263	265
____________________

(1)
Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $327 million and $405 million of commercial paper was outstanding as of June 30, 2018 and December 31, 2017, respectively.

The fair value of the Partnership’s Revolving Credit Facility, 2015 Term Loan Agreement, 2019 Notes, 2024 Notes, 2027 Notes, 2028 Notes, 2044 Notes and EOIT Senior Notes is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of June 30, 2018, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

June 30, 2018	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$6	$—	$—
Significant other observable inputs (Level 2)	6	11	15	15
Unobservable inputs (Level 3)	1	8	—	—
Total fair value	9	25	15	15
Netting adjustments	(2)	(2)	—	—
Total	$7	$23	$15	$15

December 31, 2017	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)
	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$5	$3	$—	$—
Significant other observable inputs (Level 2)	4	5	27	12
Unobservable inputs (Level 3)	—	5	—	—
Total fair value	9	13	27	12
Netting adjustments	(5)	(5)	—	—
Total	$4	$8	$27	$12
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. Gas imbalances held by EOIT are valued using an average of the Inside FERC Gas Market Report for Panhandle Eastern Pipe Line Co. (Texas, Oklahoma Mainline), ONEOK (Oklahoma) and ANR Pipeline (Oklahoma) indices. There were no netting adjustments as of June 30, 2018 and December 31, 2017.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $14 million and $10 million at June 30, 2018 and December 31, 2017, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $1 million and zero at June 30, 2018 and December 31, 2017, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

Changes in Level 3 Fair Value Measurements

The following table provides a reconciliation of changes in the fair value of our Level 3 commodity contracts between the periods presented.

Commodity Contracts
Natural gas liquids financial futures/swaps
(In millions)
Balance at December 31, 2017	$(5)
Losses included in earnings	(4)
Settlements	2
Transfers out of Level 3	—
Balance as of June 30, 2018	$(7)

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

	June 30, 2018
Product Group	Fair Value	Forward Curve Range
	(In millions)	(Per gallon)
Natural gas liquids	$(7)	$0.10 - $1.1113

(11) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$65	$50
Income taxes, net of refunds	1	—
Non-cash transactions:
Accounts payable related to capital expenditures	42	24

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Cash and cash equivalents	$7	$7
Restricted cash	14	14
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$21	$21

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

The Partnership’s revenues from affiliated companies accounted for 4% and 5% of total revenues during the three months ended June 30, 2018 and 2017, respectively, and 5% and 6% of total revenues during the six months ended June 30, 2018 and 2017, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$24	$24	$57	$57
Natural gas product sales — CenterPoint Energy	2	1	8	1
Gas transportation and storage service revenues — OGE Energy	9	9	18	18
Natural gas product sales — OGE Energy	1	—	2	—
Total revenues — affiliated companies	$36	$34	$85	$76

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$1	$2	$1
Cost of natural gas purchases — OGE Energy	5	4	8	7
Total cost of natural gas purchases — affiliated companies	$5	$5	$10	$8

Seconded employees, corporate services and operating lease expense

As of June 30, 2018, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to a cap of $5 million in 2018 and thereafter, unless and until secondment is terminated.

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

The Partnership leases office and data center space from an affiliate of CenterPoint Energy in Shreveport, Louisiana. The term of the lease commenced on October 1, 2016 and extends through December 31, 2019. The Partnership expects to incur approximately $3 million in rent and maintenance expenses during the initial term of the lease. As of June 30, 2018, CenterPoint Energy continues to provide office and data center space to the Partnership in Houston, Texas, under the services agreement. During the first quarter of 2018 the Partnership provided notice to Centerpoint Energy of its intent to terminate the provision of office space in Houston, Texas on August 31, 2018.

Amounts charged to the Partnership by affiliates for seconded employees, an operating lease and corporate services, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Corporate Services — CenterPoint Energy	$—	$1	$1	$2
Seconded Employee Costs — OGE Energy	7	9	15	16
Corporate Services — OGE Energy	1	1	1	2
Total corporate services and seconded employees expense	$8	$11	$17	$20

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

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer Partners, LP for 400 MMcf/d of deliveries to the Godley Plant in Johnson County, Texas. As of June 30, 2018, the Partnership estimates the associated 10-year minimum volume commitment fee to be $226 million.

(14) Equity-Based Compensation

The following table summarizes the Partnership’s compensation expense for the three and six months ended June 30, 2018 and 2017 related to performance units, restricted units, and phantom units for the Partnership’s employees and independent directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Performance units	$2	$2	$5	$5
Restricted units	—	1	1	1
Phantom units	1	1	2	2
Total compensation expense	$3	$4	$8	$8

Units Outstanding

The Partnership periodically grants performance units, restricted units and phantom units to certain employees under the Enable Midstream Partners, LP Long Term Incentive Plan. A summary of the activity for the Partnership’s performance units, restricted units, and phantom units applicable to the Partnership’s employees at June 30, 2018 and changes during 2018 are shown in the following table.

	Performance Units		Restricted Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit
	(In millions, except unit data)
Units Outstanding at December 31, 2017	2,040,407	$13.86	222,434	$17.87	987,380	$11.38
Granted (1)	529,408	17.70	—	—	503,285	14.04
Vested (2)	(401,772)	16.59	(206,068)	17.46	(4,540)	8.87
Forfeited	(62,465)	13.95	(1,366)	16.75	(43,341)	12.40
Units Outstanding at June 30, 2018	2,105,578	$14.30	15,000	$23.56	1,442,784	$12.29
Aggregate Intrinsic Value of Units Outstanding at June 30, 2018	$36		$—		$25
_____________________

(1)
Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(2)
Performance units vested as of June 30, 2018 include 401,772 units from the annual grant, which were approved by the Board of Directors in 2015 and paid out at 200%, or 803,544 units, based on the level of achievement of a performance goal established by the Board of Directors over the performance period.

Unrecognized Compensation Cost

A summary of the Partnership’s unrecognized compensation cost for its non-vested performance units, restricted units, and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	June 30, 2018
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$16	1.41
Restricted Units	—	0.33
Phantom Units	11	1.61
Total	$27

As of June 30, 2018, there were 7,587,153 units available for issuance under the long-term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended June 30, 2018	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total
	(In millions)
Product sales	$465	$149	$(113)	$501
Service revenues	176	128	—	304
Total Revenues	641	277	(113)	805
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	411	147	(114)	444
Operation and maintenance, General and administrative	76	47	—	123
Depreciation and amortization	63	33	—	96
Taxes other than income tax	10	6	—	16
Operating income	$81	$44	$1	$126
Capital expenditures	$143	$42	$—	$185
Total assets	$9,254	$5,681	$(3,143)	$11,792

Three Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total
	(In millions)
Product sales	$336	$134	$(116)	$354
Service revenues	144	129	(1)	272
Total Revenues	480	263	(117)	626
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	269	127	(117)	279
Operation and maintenance, General and administrative	75	45	—	120
Depreciation and amortization	55	34	—	89
Taxes other than income tax	9	7	—	16
Operating income	$72	$50	$—	$122
Capital expenditures	$39	$48	$—	$87
Total assets as of December 31, 2017	$9,079	$5,616	$(3,102)	$11,593
_____________________

(1)
See Note 7 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and six months ended June 30, 2018 and 2017.

Six Months Ended June 30, 2018	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total
	(In millions)
Product sales	$883	$289	$(228)	$944
Service revenues	349	267	(7)	609
Total Revenues	1,232	556	(235)	1,553
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	769	286	(236)	819
Operation and maintenance, General and administrative	152	93	(1)	244
Depreciation and amortization	125	67	—	192
Taxes other than income tax	20	13	—	33
Operating income	$166	$97	$2	$265
Capital expenditures	$291	$84	$—	$375
Total assets	$9,254	$5,681	$(3,143)	$11,792

Six Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total
	(In millions)
Product sales	$687	$287	$(234)	$740
Service revenues	284	270	(2)	552
Total Revenues	971	557	(236)	1,292
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	555	267	(235)	587
Operation and maintenance, General and administrative	145	90	(1)	234
Depreciation and amortization	111	66	—	177
Taxes other than income tax	18	14	—	32
Operating income	$142	$120	$—	$262
Capital expenditures	$90	$58	$—	$148
Total assets as of December 31, 2017	$9,079	$5,616	$(3,102)	$11,593
_____________________

(1)
See Note 7 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and six months ended June 30, 2018 and 2017.

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

Our primary business objective is to increase the cash available for distribution to our unitholders over time while maintaining our financial flexibility. Our business strategies for achieving this objective include capitalizing on organic growth opportunities associated with our strategically located assets, growing through accretive acquisitions, maintaining strong customer relationships to attract new volumes and expand beyond our existing asset footprint and business lines, and continuing to minimize direct commodity price exposure through fee-based contracts. As part of these efforts, we continuously engage in discussions with new and existing customers regarding potential projects to develop new midstream assets to support their needs as well as discussions with potential counterparties regarding opportunities to purchase or invest in complementary assets in new operating areas or midstream business lines. These growth, acquisition and development efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations.

Recent Developments

Regulatory Update

Interstate Natural Gas Transportation Regulation

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. FERC issued a Revised Policy Statement on Treatment of Income Taxes stating that it will no longer permit pipelines organized as master limited partnerships to recover an income tax allowance in their cost-of-service rates. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, FERC issued an order denying requests for rehearing of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. The Commission also provided guidance that when a master limited partnership pipeline’s accumulated income tax allowance is eliminated from cost of service, previously accumulated deferred income taxes (ADIT) may also be eliminated as ADIT is not a true-up or tracker of money owed shippers.

FERC also issued a Notice of Inquiry (NOI) requesting comments on the effect of the Tax Cuts and Jobs Act of 2017 on FERC-jurisdictional rates. The NOI states that of particular interest to FERC is whether, and if so how, FERC should address changes relating to ADIT and bonus depreciation. Comments in response to the NOI were due on or before May 21, 2018. Actions FERC will take, if any, following receipt of responses to the NOI and any potential impacts from final rules or policy statements issued following the NOI on the rates the Partnership can charge for transportation services are unknown at this time, but could impact rates the Partnership is permitted to charge its customers.

Included in the March 15, 2018 issuances is a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information. The Final Rule states that this information will allow FERC and other stakeholders to evaluate the impacts of the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC-regulated natural gas pipeline select one of four options: file a limited NGA Section 4 filing reducing its rates only as required in relation to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, commit to filing a general NGA Section 4 rate case in the near future, file a statement explaining why an adjustment to rates is not needed, or take no other action. For the limited NGA Section 4 option, the Commission clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. At this time, we cannot predict the outcome of the Final Rule, but FERC’s adoption of the regulation could impact the rates the Partnership is permitted to charge its customers.

Even without action on the NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost‑of‑service rates we charge. FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect tax-related accounts, such as the annual allowance for income taxes and the balance sheet amounts for accumulated deferred income taxes and related regulatory assets and liabilities, while other pipeline costs also will continue to affect FERC’s determination of just and reasonable cost-of-service rates. Although changes in these tax-related accounts may vary, other components in the cost-of-service rate calculation may also change and result in a newly calculated cost-of-service rate that is the same as or greater than the prior cost-of-service rate. Moreover, pipelines receive revenues from cost-of-service rates, negotiated rates, discounted rates, and market-based rates, or a combination thereof. As of December 31, 2017, approximately 62% of our aggregate contracted firm transportation capacity on EGT was subscribed under negotiated rate contracts and approximately 100% of our aggregate contracted firm storage capacity on EGT was subscribed under negotiated rate contracts. As of December 31, 2017, our aggregate contracted firm transportation capacity and our aggregated contracted firm storage capacity on MRT was not subscribed under negotiated rate contracts. As of December 31, 2017, approximately 23% and 41% of our aggregate contracted firm transportation capacity on EGT and MRT, respectively, was subscribed under discounted rate contracts. We do not expect rates subject to negotiated rates that are not tied to the cost-of-service rates to be affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 issuances. Nor will discounted rates which are below the level of any new maximum rate be affected. With respect to the cost-of-service rates, depending on a detailed review of all of the Partnership’s cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers, the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Cuts and Jobs Act of 2017, the revenues associated with natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future.

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

MRT Rate Case

On June 29, 2018, MRT filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act. The rate case proposed, among other things, a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by MRT, a change in the boundary between the Field and Market zones, a requirement for daily balancing, and changes to the Small Customer service rate schedule. A number of customers filed notices of intervention and protests, and on July 31, 2018, FERC issued an Order Accepting and Suspending Tariff Records Subject to Refund and Condition and Establishing Hearing and Settlement Judge Procedures and a Technical Conference (July 31 Order). In the July 31 Order, the Commission ordered MRT to refile its rate case within 30 days of the date of the July 31 Order to reflect, among other things, the elimination of an income tax allowance from its costs used to calculate MRT’s rates. When coupled with the corresponding elimination of ADIT, as discussed above, management believes the impact will not be material to the MRT cost-of-service previously filed.

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

Imposition of Ad Valorem Tariffs

The construction of pipeline, gathering, treating, processing, compression or other facilities is subject to construction cost overruns due to costs and availability of equipment and materials such as steel. If third party providers of steel products essential to our capital improvements and additions are unable to obtain raw materials, including steel, at historical prices, they may raise the price we pay for such products. On March 8, 2018, the President issued two proclamations directing the imposition of ad valorem tariffs of 25 percent on certain imported steel products and 10 percent on certain imported aluminum products. Following these proclamations, certain countries have been granted tariff exemptions for steel imports, and in certain cases, a quota system rather than tariffs has been implemented. Additionally, domestic prices for steel have risen and are expected to continue to rise. While steel pipe costs relating to our previously announced projects are fixed for 2018, the price increases may result in increased costs associated with the continued build-out of our gathering systems as well as projects under development. If we are not able to pass these cost increases along to our customers, our income from operations and cash flows may be adversely affected.

Commercial and Construction Update

Project Wildcat rich gas takeaway solution

Project Wildcat, which provides access for approximately 400 MMcf/d of rich natural gas from the Anadarko Basin to North Texas, was placed into service during June 2018 and achieved full operational capacity in July 2018. This rich gas is able to reach the Texas intrastate natural gas markets, including the Tolar Hub, by being processed under the Partnership’s agreement with an affiliate of Energy Transfer Partners, LP for 400 MMcf/d of firm processing capacity at the Godley Plant in Johnson County, Texas. Even with the 400 MMcf/d of processing capacity provided by this project, the Partnership anticipates that there will be a need to resume construction of the previously announced Wildhorse Plant, a 200 MMcf/d cryogenic processing facility we plan to connect to our super-header system in Garvin County, Oklahoma, though likely not before 2019.

EGT and EOIT Expansion Projects

Newfield Exploration Company has entered into a 205,000 Dth/d firm natural gas transportation agreement with EGT related to the Cana and STACK Expansion (CaSE) project, a system expansion providing firm transportation service for growing Anadarko Basin production. The 10-year contract started at an initial capacity of 45,000 Dth/d in early 2018, achieved a contractual increase in volumes to 135,000 Dth/d in the second quarter of 2018, and is expected to grow to the full contracted capacity by the end of the fourth quarter of 2018. The Muskogee project, a 20-year, 228,000 Dth/d firm transportation service agreement with a subsidiary of OGE Energy on the EOIT system, is expected to commence service by the end of the fourth quarter of 2018.

CenterPoint Strategic Review

CenterPoint Energy has publicly disclosed that it has evaluated various strategic alternatives for its investment in the Partnership, including a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code, but has decided not to pursue any such alternatives because the alternatives would not achieve CenterPoint Energy’s objectives. CenterPoint Energy has also publicly disclosed that it may reduce its ownership of the common units it holds in the Partnership over time through sales in the public equity markets, or otherwise, subject to market conditions. CenterPoint Energy has also publicly said it may pursue a transaction for all of CenterPoint Energy’s interest in the Partnership if such a transaction becomes viable in the future. There can be no assurances that these evaluations and announcements will result in any specific action.

Liquidity Update

Second Amended and Restated Revolving Credit Facility

On April 6, 2018, the Partnership amended and restated the Revolving Credit Facility in its entirety. For more information, please see Note 8 of the Notes to Condensed Consolidated Financial Statements.

2028 Notes

On May 10, 2018, the Partnership completed the public offering of $800 million aggregate principal amount of its 4.95% Senior Notes due 2028. For more information, please see Note 8 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following tables summarize the key components of our results of operations for the three and six months ended June 30, 2018 and 2017.

Three Months Ended June 30, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$465	$149	$(113)	$501
Service revenues	176	128	—	304
Total Revenues	641	277	(113)	805
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	411	147	(114)	444
Gross margin (1)	230	130	1	361
Operation and maintenance, General and administrative	76	47	—	123
Depreciation and amortization	63	33	—	96
Taxes other than income tax	10	6	—	16
Operating income	$81	$44	$1	$126
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Three Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$336	$134	$(116)	$354
Service revenues	144	129	(1)	272
Total Revenues	480	263	(117)	626
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	269	127	(117)	279
Gross margin (1)	211	136	—	347
Operation and maintenance, General and administrative	75	45	—	120
Depreciation and amortization	55	34	—	89
Taxes other than income tax	9	7	—	16
Operating income	$72	$50	$—	$122
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Six Months Ended June 30, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$883	$289	$(228)	$944
Service revenues	349	267	(7)	609
Total Revenues	1,232	556	(235)	1,553
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	769	286	(236)	819
Gross margin (1)	463	270	1	734
Operation and maintenance, General and administrative	152	93	(1)	244
Depreciation and amortization	125	67	—	192
Taxes other than income tax	20	13	—	33
Operating income	$166	$97	$2	$265
Equity in earnings of equity method affiliate	$—	$13	$—	$13

Six Months Ended June 30, 2017	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP
	(In millions)
Product sales	$687	$287	$(234)	$740
Service revenues	284	270	(2)	552
Total Revenues	971	557	(236)	1,292
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	555	267	(235)	587
Gross margin (1)	416	290	(1)	705
Operation and maintenance, General and administrative	145	90	(1)	234
Depreciation and amortization	111	66	—	177
Taxes other than income tax	18	14	—	32
Operating income	$142	$120	$—	$262
Equity in earnings of equity method affiliate	$—	$14	$—	$14
 _____________________

(1)	Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Data:
Gathered volumes—TBtu	403	301	788	597
Gathered volumes—TBtu/d	4.43	3.31	4.35	3.30
Natural gas processed volumes—TBtu	212	174	412	342
Natural gas processed volumes—TBtu/d	2.33	1.91	2.27	1.89
NGLs produced—MBbl/d (1)	130.65	87.12	120.44	83.46
NGLs sold—MBbl/d (1)(2)	130.07	86.51	119.79	82.61
Condensate sold—MBbl/d	6.72	5.04	6.84	5.26
Crude Oil—Gathered volumes—MBbl/d	30.55	23.20	27.70	22.19
Transported volumes—TBtu	473	445	983	938
Transported volumes—TBtu/d	5.16	4.86	5.41	5.17
Interstate firm contracted capacity—Bcf/d	5.72	6.21	5.89	6.72
Intrastate average deliveries—TBtu/d	1.88	1.84	1.92	1.84
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anadarko
Gathered volumes—TBtu/d	2.14	1.78	2.08	1.77
Natural gas processed volumes—TBtu/d	1.91	1.58	1.87	1.56
NGLs produced—MBbl/d (1)	113.75	74.14	104.77	70.74
Arkoma
Gathered volumes—TBtu/d	0.56	0.54	0.55	0.55
Natural gas processed volumes—TBtu/d	0.11	0.09	0.10	0.09
NGLs produced—MBbl/d (1)	7.60	4.60	6.29	4.72
Ark-La-Tex
Gathered volumes—TBtu/d	1.73	0.99	1.72	0.98
Natural gas processed volumes—TBtu/d	0.31	0.24	0.30	0.24
NGLs produced—MBbl/d (1)	9.30	8.38	9.38	8.00
 _____________________

(1)	Excludes condensate.

Gathering and Processing

Three months ended June 30, 2018 compared to three months ended June 30, 2017. Our gathering and processing segment reported operating income of $81 million for the three months ended June 30, 2018 compared to operating income of $72 million for the three months ended June 30, 2017. The difference of $9 million in operating income between periods was primarily due to a $19 million increase in gross margin. This was partially offset by an $8 million increase in depreciation and amortization, a $1 million increase in operation and maintenance and general and administrative expenses, and a $1 million increase in taxes other than income tax during the three months ended June 30, 2018.

Our gathering and processing segment revenues increased $161 million. The increase was primarily due to the following:
Product Sales:

•
revenues from NGL sales increased $151 million resulting from higher average NGL prices, higher processed volumes and higher plant recoveries of ethane in the Anadarko and Ark-La-Tex Basins, inclusive of an $8 million decrease due to the implementation of ASC 606.

This increase was partially offset by:

•	changes in the fair value of natural gas, condensate and NGL derivatives decreased $16 million, and

•	revenues from natural gas sales decreased $5 million primarily due to a $11 million decrease related to the implementation of ASC 606 and a $5 million increase due to higher sales volumes.
Service Revenues:

•
processing service revenues increased $25 million resulting from higher processed volumes primarily under fixed processing arrangements in the Anadarko and Ark-La-Tex Basins, inclusive of a $11 million increase due to the implementation of ASC 606,

•
natural gas gathering revenues increased $5 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins, inclusive of an $11 million decrease due to the implementation of ASC 606, and

•	crude oil and water gathering revenues increased $2 million due to an increase in gathered volumes partially offset by a reduction in average rates.

Our gathering and processing segment gross margin increased $19 million. The increase was primarily due to the following:

•	processing service fees increased $25 million from higher processed volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $12 million increase due to the implementation of ASC 606,

•	natural gas gathering fees increased $5 million due to increased gathered volumes in the Anadarko and Ark-La-Tex Basins, inclusive of an $11 million decrease due to the implementation of ASC 606,

•	crude oil and water gathering fees increased $2 million due to an increase in gathered volumes partially offset by a reduction in average rates,

•
revenues from natural gas sales less the cost of natural gas increased $3 million primarily due to a $21 million increase due to higher sales volumes, a $9 million change in imbalance volumes owed customers and a $9 million increase in fuel costs, inclusive of an $11 million increase due to the implementation of ASC 606, and

•
revenues from NGL sales less the cost of NGLs increased $1 million resulting from higher average NGL prices and higher processed volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $12 million decrease due to the implementation of ASC 606.

These increases were partially offset by a decrease in the changes in the fair value of natural gas, condensate and NGL derivatives of $16 million.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $1 million. The increase was primarily due to a $4 million increase in materials and supplies and contract services expense as a result of additional assets in service, a $3 million increase in expenses related to maintenance on treating plants as a result of increased activity on our Ark-La-Tex assets, a $2 million increase in compressor rental expenses due to increased rental units, and a $1 million increase in payroll-related costs. These increases were partially offset by a $5 million decrease due to a loss on the disposal of assets in the second quarter of 2017, for which there were no comparable items in the second quarter of 2018, a $3 million decrease due to an increase in capitalized overhead costs as a result of an increase in capital projects in the second quarter of 2018 and a $1 million change in the allowance for doubtful accounts due to the collection of accounts receivable in the three months ended June 30, 2018 that were previously included in the allowance for doubtful accounts.

Our gathering and processing segment depreciation and amortization increased $8 million due to additional assets placed in service primarily as a result of the Align Midstream, LLC acquisition in the fourth quarter of 2017.

Our gathering and processing segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Six months ended June 30, 2018 compared to six months ended June 30, 2017. Our gathering and processing segment reported operating income of $166 million for the six months ended June 30, 2018 compared to operating income of $142 million for the six months ended June 30, 2017. The difference of $24 million in operating income between periods was primarily due to a $47 million increase in gross margin. This was partially offset by a $7 million increase in operation and maintenance and general and administrative expenses, a $14 million increase in depreciation and amortization and a $2 million increase in taxes other than income tax during the six months ended June 30, 2018.

Our gathering and processing segment revenues increased $261 million. The increase was primarily due to the following:
Product Sales:

•
revenues from NGL sales increased $232 million resulting from higher average NGL prices, higher processed volumes and higher plant recoveries of ethane in the Anadarko and Ark-La-Tex Basins, inclusive of a $12 million decrease due to the implementation of ASC 606.

These increases were partially offset by:

•	changes in the fair value of natural gas, condensate and NGL derivatives decreased $23 million, and

•	revenues from natural gas sales decreased $13 million due to a $22 million decrease related to the implementation of ASC 606 and an $8 million increase due to higher sales volumes.
Service Revenues:

•
processing service revenues increased $55 million resulting from higher processed volumes primarily under fixed processing arrangements in the Anadarko and Ark-La-Tex basis, inclusive of a $24 million increase due to the implementation of ASC 606,

•
natural gas gathering revenues increased $7 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $23 million decrease due to the implementation of ASC 606, and

•	crude oil and water gathering revenues increased $3 million due to an increase in gathered volumes partially offset by a reduction in average rates.

Our gathering and processing segment gross margin increased $47 million. The increase was primarily due to the following:

•	processing service fees increased $55 million due to higher processed volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $24 million increase due to the implementation of ASC 606,

•	natural gas gathering fees increased $7 million due to increased gathered volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $23 million decrease due to the implementation of ASC 606,

•
revenues from natural gas sales less the cost of natural gas increased $6 million primarily due to a $22 million increase due to higher sales volumes, an $11 million change in imbalance volumes owed customers and a $5 million increase in fuel costs, inclusive of a $23 million increase due to the implementation of ASC 606, and

•	crude oil and water gathering fees increased $3 million due to an increase in gathered volumes partially offset by a reduction in average rates.

These increases were partially offset by:

•	changes in the fair value of natural gas, condensate and NGL derivatives decreased $23 million, and

•
revenues from NGL sales less the cost of NGLs decreased $1 million due to higher average NGL prices and higher processed volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $24 million decrease due to the implementation of ASC 606.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $7 million. The increase was primarily due to a $5 million increase in expenses related to maintenance on treating plants as a result of increased activity on our Ark-La-Tex assets, $4 million increase in payroll-related costs, a $4 million increase in compressor rental expenses due to increased rental units and a $4 million increase in materials and supplies and contract services expense as a result of additional assets in service. These were partially offset by a $5 million decrease due to a loss on the disposal of assets in the second quarter of 2017, for which there were no comparable items in the second quarter of 2018, a $4 million decrease due to an increase in capitalized overhead costs as a result of an increase in projects in 2018 and a $1 million change in the allowance for doubtful accounts due to the collection of accounts receivable in the six months ended June 30, 2018 that were previously included in the allowance for doubtful accounts.

Our gathering and processing segment depreciation and amortization increased $14 million due to additional assets placed in service primarily as a result of the Align Midstream, LLC acquisition in the fourth quarter of 2017.

Our gathering and processing segment taxes other than income tax increased $2 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Transportation and Storage

Three months ended June 30, 2018 compared to three months ended June 30, 2017. Our transportation and storage segment reported operating income of $44 million for the three months ended June 30, 2018 compared to operating income of $50 million for the three months ended June 30, 2017. The difference of $6 million in operating income between periods was primarily due to a $6 million decrease in gross margin and a $2 million increase in operation and maintenance and general and administrative expenses, partially offset by a $1 million decrease in depreciation and amortization and a $1 million decrease in taxes other than income tax for the three months ended June 30, 2018.

Our transportation and storage segment revenues increased $14 million. The increase was primarily due to the following:
Product Sales:

•	revenues from natural gas sales increased $20 million primarily due to higher sales volumes, inclusive of a $2 million decrease due to the implementation of ASC 606.
These increases were partially offset by a decrease in the changes in the fair value of natural gas derivatives of $5 million.
Service Revenues:

•	other firm transportation and storage services increased $3 million due to new intrastate transportation contracts, and

•
volume-dependent transportation revenues increased $1 million primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates.

These increases were partially offset by:

•	firm transportation services between Carthage, Texas and Perryville, Louisiana decreased $5 million due to contract expirations since the second quarter of 2017.

Our transportation and storage segment gross margin decreased $6 million. The decrease was primarily due to the following:

•	changes in the fair value of natural gas derivatives decreased $5 million,

•	firm transportation services between Carthage, Texas and Perryville, Louisiana decreased $5 million due to contract expirations in the second quarter of 2017.

These decreases were partially offset by:

•	other firm transportation and storage services increased $3 million due to new intrastate transportation contracts, and

•
volume-dependent transportation increased $1 million primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $2 million. The increase was primarily due to a $1 million increase in payroll-related costs and a $2 million increase in materials and supplies and contract services expense. These increases were partially offset by a $1 million decrease due to increased capitalized overhead costs.

Our transportation and storage segment depreciation and amortization decreased $1 million due to an acceleration of depreciation expense in the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017. Our transportation and storage segment reported operating income of $97 million for the six months ended June 30, 2018 compared to operating income of $120 million for the six months ended June 30, 2017. The difference of $23 million in operating income between periods was primarily due to a $20 million decrease in gross margin, a $3 million increase in operation and maintenance and general and administrative expenses, and a $1 million increase in depreciation and amortization, partially offset by a $1 million decrease in taxes other than income for the six months ended June 30, 2018.

Our transportation and storage segment revenues decreased $1 million. The decrease was primarily due to the following:
Product Sales:

•	changes in the fair value of natural gas derivatives decreased $24 million.
These decreases were partially offset by:

•	revenues from natural gas sales increased $25 million primarily due to higher sales volumes, inclusive of a $2 million decrease due to the implementation of ASC 606, and

•	revenues from NGL sales increased $1 million due to an increase in prices.
Service Revenues:

•	firm transportation services between Carthage, Texas and Perryville, Louisiana decreased $17 million due to contract expirations since the second quarter of 2017.
These decreases were partially offset by:

•
volume-dependent transportation revenues increased $9 million primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates, and

•	other firm transportation and storage services increased $5 million due to new intrastate transportation contracts.

Our transportation and storage segment gross margin decreased $20 million. The decrease was primarily due to the following:

•	changes in the fair value of natural gas derivatives decreased $24 million, and

•	firm transportation services between Carthage, Texas and Perryville, Louisiana decreased $17 million due to contract expirations since the second quarter of 2017.

These decreases were partially offset by:

•
volume-dependent transportation increased $9 million primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates,

•	system management activities increased $7 million, and

•	other firm transportation and storage services increased $5 million due to new intrastate transportation contracts.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $3 million. The increase was primarily due to a $2 million increase in payroll-related costs, a $2 million increase in materials and supplies and contract services expenses, and a $1 million increase in one-time reimbursements associated with an unplanned pipeline outage. These increases were partially offset by a $2 million decrease due to increased capitalized overhead costs.

Our transportation and storage segment depreciation and amortization increased $1 million due to additional assets placed in service.

Condensed Consolidated Interim Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Operating Income	$126	$122	$265	$262
Other Income (Expense):
Interest expense	(36)	(31)	(69)	(58)
Equity in earnings of equity method affiliate	7	7	13	14
Other, net	(2)	(1)	—	—
Total Other Expense	(31)	(25)	(56)	(44)
Income Before Income Taxes	95	97	209	218
Income tax expense	—	1	—	2
Net Income	$95	$96	$209	$216
Less: Net income attributable to noncontrolling interest	—	1	—	1
Net Income Attributable to Limited Partners	$95	$95	$209	$215
Less: Series A Preferred Unit distributions	9	9	18	18
Net Income Attributable to Common and Subordinated Units	$86	$86	$191	$197

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Net Income attributable to limited partners. Net income attributable to limited partners remained flat at $95 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net income attributable to limited partners of $95 million was primarily attributable to an increase in operating income of $4 million offset by an increase in interest expense of $5 million in the three months ended June 30, 2018.

Interest Expense. Interest expense increased $5 million primarily due to an increase in the amount of debt outstanding as well as higher interest rates on the Partnership’s outstanding debt as a result of a long-term debt issuance in May 2018 that resulted in the repayment of amounts outstanding under the Partnership’s 2015 Term Loan Agreement, as well as amounts outstanding under our commercial paper program.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Net Income attributable to limited partners. We reported net income attributable to limited partners of $209 million in the six months ended June 30, 2018 compared to net income attributable to limited partners of $215 million in the six months ended June 30, 2017. The decrease in net income attributable to limited partners of $6 million was primarily attributable to an increase in interest expense of $11 million in the six months ended June 30, 2018.

Interest Expense. Interest expense increased $11 million primarily due to an increase in the amount of debt outstanding as well as higher interest rates on the Partnership’s outstanding debt as a result of a long-term debt issuance in May 2018 that resulted in the repayment of amounts outstanding under the Partnership’s 2015 Term Loan Agreement, as well as amounts outstanding under our commercial paper program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$501	$354	$944	$740
Service revenues	304	272	609	552
Total Revenues	805	626	1,553	1,292
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	444	279	819	587
Gross margin	$361	$347	$734	$705

Reportable Segments
Gathering and Processing
Product sales	$465	$336	$883	$687
Service revenues	176	144	349	284
Total Revenues	641	480	1,232	971
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	411	269	769	555
Gross margin	$230	$211	$463	$416

Transportation and Storage
Product sales	$149	$134	$289	$287
Service revenues	128	129	267	270
Total Revenues	277	263	556	557
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	147	127	286	267
Gross margin	$130	$136	$270	$290

The following table shows the components of our gross margin for the six months ended June 30, 2018:

	Fee-Based (1)
	Demand	Volume- Dependent	Commodity- Based (1)	Total
Six Months Ended June 30, 2018
Gathering and Processing Segment	22%	53%	25%	100%
Transportation and Storage Segment	86%	13%	1%	100%
Partnership Weighted Average	46%	38%	16%	100%
____________________

(1)	For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$95	$95	$209	$215
Depreciation and amortization expense	96	89	192	177
Interest expense, net of interest income	36	31	69	58
Income tax expense	—	1	—	2
Distributions received from equity method affiliate in excess of equity earnings	1	1	8	5
Non-cash equity-based compensation	3	4	8	8
Change in fair value of derivatives	10	(11)	12	(35)
Other non-cash losses (1)	4	5	4	6
Adjusted EBITDA	$245	$215	$502	$436
Series A Preferred Unit distributions (2)	(9)	(9)	(18)	(18)
Distributions for phantom and performance units (3)	(1)	(1)	(4)	(1)
Adjusted interest expense (4)	(38)	(32)	(73)	(59)
Maintenance capital expenditures	(26)	(17)	(40)	(31)
DCF	$171	$156	$367	$327

Distributions related to common and subordinated unitholders (5)	$138	$138	$276	$275

Distribution coverage ratio	1.24	1.13	1.33	1.19
____________________

(1)	Other non-cash losses includes loss on sale of assets and write-downs of materials and supplies.

(2)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three and six months ended June 30, 2018 and 2017. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(3)
Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.

(4)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(5)
Represents cash distributions declared for common and subordinated units outstanding as of each respective period. Amounts for 2018 reflect estimated cash distributions for common units outstanding for the quarter ended June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$239	$226	$405	$382
Interest expense, net of interest income	36	31	69	58
Net income attributable to noncontrolling interest	—	(1)	—	(1)
Other non-cash items (1)	5	1	4	2
Proceeds from insurance	1	—	1	—
Changes in operating working capital which (provided) used cash:
Accounts receivable	35	(18)	12	(28)
Accounts payable	(41)	(9)	19	46
Other, including changes in noncurrent assets and liabilities	(41)	(5)	(28)	7
Return of investment in equity method affiliate	1	1	8	5
Change in fair value of derivatives	10	(11)	12	(35)
Adjusted EBITDA	$245	$215	$502	$436
____________________

(1)	Other non-cash items include amortization of debt expense, discount and premium on long-term debt and write-downs of materials and supplies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest Expense	$36	$31	$69	$58
Amortization of premium on long-term debt	2	2	3	3
Capitalized interest on expansion capital	2	—	4	—
Amortization of debt expense and discount	(2)	(1)	(3)	(2)
Adjusted interest expense	$38	$32	$73	$59

Liquidity and Capital Resources

The Partnership’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. We expect that our liquidity and capital resource needs will be met by cash on hand, operating cash flow, proceeds from commercial paper issuances, borrowings under our revolving credit facility, debt issuances and the issuance of equity. However, issuances of equity or debt in the capital markets and additional credit facilities may not be available to us on acceptable terms. Access to funds obtained through the equity or debt capital markets, particularly in the energy sector, has been constrained by a variety of market factors that have hindered the ability of energy companies to raise new capital or obtain financing at acceptable terms. Factors that contribute to our ability to raise capital through these channels depend on our financial condition, credit ratings and market conditions. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Part II, Item 1A. “Risk Factors” for further discussion.

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of June 30, 2018, we had a working capital deficit of $826 million. The deficit is primarily due to the classification of $499 million of 2019 Notes debt as Current portion of long-term debt as of June 30, 2018 as well as $327 million of commercial paper outstanding as of June 30, 2018. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$405	$382
Net cash used in investing activities	$(358)	$(142)
Net cash used in financing activities	$(45)	$(242)

Operating Activities

The increase of $23 million, or 6%, in net cash provided by operating activities for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily driven by an increase of $8 million in other non-cash items and an increase of $22 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities, partially offset by a decrease in net income of $7 million.

Investing Activities

The increase of $216 million, or 152%, in net cash used in investing activities for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to higher capital expenditures of $227 million partially offset by an increase in proceeds from sale of asset of $7 million due to the sale of a cryogenic processing plant, previously included in assets held for sale, in the six months ended June 30, 2018 and an increase in return of investment in equity method affiliate of $3 million.

Financing Activities

Net cash used in financing activities decreased $197 million, or 81%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Our primary financing activities consist of the following:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Repayment of Term Loan Agreement	$(450)	$—
Decrease in short-term debt	(78)	—
Proceeds from long-term debt, net of issuance costs	787	691
Net repayments from Revolving Credit Facility	—	(636)
Distributions	(295)	(296)
Cash taxes paid for employee equity-based compensation	(9)	(1)

Please see Note 8, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of June 30, 2018, our sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	proceeds from commercial paper issuances;

•	borrowings under our Revolving Credit Facility; and

•	capital raised through debt and equity markets.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. The Partnership did not sell any common units under the ATM Program during the three and six months ended June 30, 2018.

Distribution Reinvestment Plan

In June 2016, the Partnership implemented a Distribution Reinvestment Plan, which offers owners of our common units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common units. The Partnership reserved the right to suspend, modify or terminate the DRIP at any time. The Partnership had minimal participation in the DRIP during the three and six months ended June 30, 2018. On July 31, 2018, the Partnership suspended the DRIP.

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

Our future capital expenditures may vary significantly from period to period based on commodity prices and the investment opportunities available to us. We expect to fund future capital expenditures from cash flow generated from our operations, issuances of commercial paper, borrowings under our Revolving Credit Facility, or other issuances of debt or equity in the capital markets. Issuances of equity or debt in the capital markets may not, however, be available to us on acceptable terms.

Distributions

On August 1, 2018, the board of directors of Enable GP declared a quarterly cash distribution of $0.318 per common unit on all of the Partnership’s outstanding common units for the period ended June 30, 2018. The distributions will be paid August 28, 2018 to unitholders of record as of the close of business on August 21, 2018. Additionally, the board of directors of Enable GP declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid August 14, 2018 to unitholders of record as of the close of business on August 1, 2018.

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

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended June 30, 2018 are the same as those described in our Annual Report.

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

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 16% of our total gross margin for the twelve months ending December 31, 2018 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since June 30, 2018, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the six months ending December 31, 2018.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next nine months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $8 million for natural gas and ethane and $7 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining six months ending December 31, 2018.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is substantially comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility, 2015 Term Loan Agreement and any issuances under our commercial paper program are at a variable interest rate and expose us to the risk of increasing interest rates. Based upon the $327 million outstanding borrowings under commercial paper as of June 30, 2018, and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on such evaluation, our management has concluded that, as of June 30, 2018, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 13—Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report and March 31 Quarterly Report. No other material changes to such risk factors have occurred during the three and six months ended June 30, 2018.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements with Certain Officers

On July 30, 2018, Paul M. Brewer provided notice that he intends to retire from his position as Executive Vice President-Operations of Enable GP effective January 7, 2019, at which time he will no longer be an employee and officer of Enable GP. Mr. Brewer will continue to serve as Executive Vice President-Operations until his retirement in order to ensure an orderly transition of his responsibilities.

On August 1, 2018, the Board also appointed Craig S. Harris to serve as Executive Vice President and Chief Operating Officer of Enable GP effective January 1, 2019. Mr. Harris, 53, has served as Executive Vice President and Chief Commercial Officer of Enable GP since September 2016. In his new role as Executive Vice President and Chief Operating Officer, Mr. Harris will continue serving as the principal commercial officer and will also serve as the principal officer for asset operations.

Prior to joining Enable GP, Mr. Harris served as Senior Vice President-Business Development and Marketing of Columbia Midstream Group from July 2015 through July 2016 and as Vice President-Business Development of Columbia Midstream Group from November 2013 through July 2015. Columbia Midstream Group is a unit of Columbia Pipeline Group, Inc., which became a wholly-owned subsidiary of TransCanada Corporation in July 2016. Prior to joining Columbia Midstream Group, Mr. Harris served as Managing Director of Alinda Capital Partners, LLC, an infrastructure investment firm, from February 2011 through November 2013.

In connection with Mr. Harris’ appointment, Mr. Harris’ base salary will increase to $426,000, effective August 13, 2018. No other modifications were made to Mr. Harris’ compensation in connection with his appointment. Except as described above, there are no arrangements or understandings between Mr. Harris and any other persons pursuant to which Mr. Harris was appointed.

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
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
4.5	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
4.6	Second Supplemental Indenture, dated as of March 9, 2017, by and among Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed March 9, 2017	File No. 001-36413	Exhibit 4.2
4.7	Third Supplemental Indenture, dated as of May 10, 2018, by and among Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 10, 2018	File No. 001-36413	Exhibit 4.2
10.1
Second Amended and Restated Revolving Credit Agreement, dated as of April 6, 2018, among Enable Midstream Partners, LP, the lenders from time to time party thereto, Citibank, N.A., as agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and Royal Bank of Canada and MUFG Bank, Ltd., as co-documentation agents relating to a $1,750,000,000 5-year unsecured revolving credit facility.
		Registrant’s Form 8-K filed April 9, 2018	File No. 001-36413	Exhibit 10.1
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 2, 2018	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)