Form 10-K
period 2018-12-31
Enable Midstream Partners, LP
filed 2019-02-19
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________________________________________
FORM 10-K
 ________________________________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes  ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes   ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the Common Units held by non-affiliates of the registrant, based upon the closing price of $17.11 per common unit on June 29, 2018, was approximately $1,510 million.
As of February 1, 2019, there were 433,247,600 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ENABLE MIDSTREAM PARTNERS, LP
FORM 10-K

i

GLOSSARY

2015 Term Loan Agreement.	$450 million unsecured term loan agreement dated July 31, 2015.
2019 Notes.	$500 million aggregate principal amount of the Partnership’s 2.400% senior notes due 2019.
2019 Term Loan Agreement.	$1.0 billion unsecured term loan agreement dated January 29, 2019.
2024 Notes.	$600 million aggregate principal amount of the Partnership’s 3.900% senior notes due 2024.
2027 Notes.	$700 million aggregate principal amount of the Partnership’s 4.400% senior notes due 2027.
2028 Notes.	$800 million aggregate principal amount of the Partnership’s 4.950% senior notes due 2028.
2044 Notes.	$550 million aggregate principal amount of the Partnership’s 5.000% senior notes due 2044.
Adjusted EBITDA.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition.
Adjusted interest expense.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition.
ArcLight.
ArcLight Capital Partners, LLC, a Delaware limited liability company, its affiliated entities ArcLight Energy Partners Fund V, L.P., ArcLight Energy Partners Fund IV, L.P., Bronco Midstream Partners, L.P., Bronco Midstream Infrastructure LLC and Enogex Holdings LLC, and their respective general partners and subsidiaries.

ASC.	Accounting Standards Codification.
ASU.	Accounting Standards Update.
Atoka.	Atoka Midstream LLC, in which the Partnership owns a 50% interest as of December 31, 2018, which provides gathering and processing services to customers in the Arkoma Basin in Oklahoma.
ATM Program.
The offer and sale, from time to time, of common units representing limited partner interests having an aggregate offering price of up to $200 million in quantities, by sales methods and at prices determined by market conditions and other factors at the time of such sales, pursuant to that certain ATM Equity Offering Sales Agreement, entered into on May 12, 2017.

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
DCF.
Distributable Cash Flow. Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition.

DHS.	Department of Homeland Security.
Distribution coverage ratio.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition.
Dodd-Frank Act.	Dodd-Frank Wall Street Reform and Consumer Protection Act.
DOT.	Department of Transportation.

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
EOCS.
Enable Oklahoma Crude Services, LLC, formerly Velocity Holdings, LLC, a wholly owned subsidiary of the Partnership that provides crude oil and condensate gathering services in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.

EOIT.
Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates a 2,200-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

EOIT Senior Notes.	$250 million aggregate principal amount of the EOIT’s 6.25% senior notes due 2020.
EPA.	Environmental Protection Agency.
EPAct of 2005.	Energy Policy Act of 2005.
ERISA.	Employee Retirement Income Security Act of 1974.
Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
Fractionation.	The separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale.
GAAP.	Accounting principles generally accepted in the United States of America.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
General partner.	Enable GP, LLC, a Delaware limited liability company and the general partner of Enable Midstream Partners, LP.
GHG.	Greenhouse gas.
Gross margin.	Please read “Measures We Use to Evaluate Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition.
HLPSA.	Hazardous Liquid Pipeline Safety Act of 1979.
ICA.	Interstate Commerce Act.
ICE.	Intercontinental Exchange.
IPO.	Initial public offering of Enable Midstream Partners, LP.
IRS.	Internal Revenue Service.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
Lean gas.	Natural gas that is primarily methane.
LIBOR.	London Interbank Offered Rate.
LNG.	Liquefied natural gas.
MAOP.	Maximum allowable operating pressure for gas pipelines.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MMBtu.	Million British thermal units.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
MOP.	Maximum operating pressure for hazardous liquid pipelines.

MRT.
Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.

NEPA.	National Environmental Policy Act.
NGA.	Natural Gas Act of 1938.
NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within the natural gas stream including condensate.
NGPA.	Natural Gas Policy Act of 1978.
NGPSA.	Natural Gas Pipeline Safety Act of 1968.
NYMEX.	New York Mercantile Exchange.
NYSE.	New York Stock Exchange.
OCC.	Oklahoma Corporation Commission.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries.
OPA.	Oil Pollution Act of 1990.
OSHA.	Occupational Safety and Health Act of 1970.
Partnership.	Enable Midstream Partners, LP, a Delaware limited partnership, and its subsidiaries.
Partnership Agreement.	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of November 14, 2017.
PHMSA.	Pipeline and Hazardous Materials Safety Administration.
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
SESH.
Southeast Supply Header, LLC, in which the Partnership owns a 50% interest as of December 31, 2018, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast.

Sponsors.	CenterPoint Energy and OGE Energy.
STACK.	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties.
Superfund.	Comprehensive Environmental Response, Compensation and Liability Act of 1980.
TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
Tcf.	Trillion cubic feet of natural gas.
TRIR.	Total Recordable Incident Rate.
VPP.
Velocity Pipeline Partners, LLC, a Delaware limited liability company, in which the Partnership, through EOCS, owns a 60% joint venture interest in a 26-mile pipeline system with a third party which owns and operates a refinery connected to the EOCS system as of December 31, 2018.

WTI.	West Texas Intermediate.
Wynnewood Refinery.	A refinery owned by CVR Refining, LP and connected to VPP.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Those risk factors and other factors noted throughout this report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;

•	competitive conditions in our industry;

•	actions taken by our customers and competitors;

•	the supply and demand for natural gas, NGLs, crude oil and midstream services;

•	our ability to successfully implement our business plan;

•	our ability to complete internal growth projects on time and on budget;

•	the price and availability of debt and equity financing;

•	strategic decisions by CenterPoint Energy and OGE Energy regarding their ownership of us and Enable GP;

•	operating hazards and other risks incidental to transporting, storing, gathering and processing natural gas, NGLs, crude oil and midstream products;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	interest rates;

•	the timing and extent of changes in labor and material prices;

•	labor relations;

•	large customer defaults;

•	changes in the availability and cost of capital;

•	changes in tax status;

•	the effects of existing and future laws and governmental regulations;

•	changes in insurance markets impacting costs and the level and types of coverage available;

•	the timing and extent of changes in commodity prices;

•	the suspension, reduction or termination of our customers’ obligations under our commercial agreements;

•	disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;

•	the effects of current or future litigation; and

•	other factors set forth in this report and our other filings with the SEC.
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

Our assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Our gathering and processing segment primarily provides natural gas gathering and processing to our producer customers and crude oil, condensate and produced water gathering services to our producer and refiner customers. Our transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers.

Our natural gas gathering and processing assets are primarily located in Oklahoma, Texas, Arkansas and Louisiana and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Our crude oil gathering assets are located in Oklahoma and North Dakota and serve crude oil production in the Anadarko and Williston Basins. Our natural gas transportation and storage assets consist primarily of an interstate pipeline system extending from western Oklahoma and the Texas Panhandle to Louisiana, an interstate pipeline system extending from Louisiana to Illinois, an intrastate pipeline system in Oklahoma and our investment in SESH, a pipeline extending from Louisiana to Alabama.

As of December 31, 2018, our portfolio of midstream energy infrastructure assets primarily included:
•approximately 13,900 miles of natural gas, crude oil, condensate and produced water gathering pipelines;
•15 major processing plants with 2.6 Bcf/d of processing capacity;
•approximately 7,800 miles of interstate pipelines (including SESH);
•approximately 2,300 miles of intrastate pipelines; and
•eight natural gas storage facilities with 84.5 Bcf of storage capacity.

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

Our Business Strategies

Our primary business objective is to increase the cash available for distribution to our unitholders over time while maintaining our financial flexibility. We strive to meet this objective through the following strategies:

•
Capitalize on Organic Growth Opportunities Associated with Our Strategically Located Assets: We own and operate assets servicing four major producing basins in the United States, including some of the most productive shale plays in these basins. We intend to grow our business by utilizing a disciplined approach emphasizing capital efficiency when developing new midstream energy infrastructure projects to support new and existing customers in these areas.

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

•
Grow Through Accretive Acquisitions: We continually evaluate potential acquisitions of complementary assets with the potential for attractive returns in new and existing operating areas and midstream business lines. We will continue to analyze acquisition opportunities using disciplined financial and operating practices, including evaluating and managing risks to cash available for distribution.

Our Sponsors

CenterPoint Energy and OGE Energy each own a significant interest in us. As of December 31, 2018, CenterPoint Energy owned 54.0% of our common units and 100% of our Series A Preferred Units, and OGE Energy owned 25.6% of our common units. In addition, our sponsors own Enable GP, our general partner. As of December 31, 2018, CenterPoint Energy owned a 50% management interest and a 40% economic interest in our general partner, and OGE Energy owned a 50% management interest and a 60% economic interest in our general partner. Enable GP owns the non-economic general partner interest in us and all of our incentive distribution rights.

CenterPoint Energy (NYSE: CNP) is a public utility holding company whose operating subsidiaries own and operate electric transmission and distribution facilities, own and operate natural gas distribution facilities, and supply natural gas to commercial, industrial and utility customers. In the first quarter of 2016, CenterPoint Energy announced that it was evaluating strategic alternatives for its investment in Enable. In the first quarter of 2018, CenterPoint Energy disclosed that it had decided not to pursue a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code at that time and that, while a transaction for all of its interests in the Partnership was not viable at that time, it may pursue such a transaction if it becomes viable in the future. CenterPoint Energy also disclosed that it may reduce its investment in the Partnership through a sale of all or a portion of the Partnership common units it owns in the public equity markets or otherwise, subject to certain limitations.

OGE Energy (NYSE: OGE) is an energy services provider offering physical delivery and related services for electricity.

Our sponsors are customers of our transportation and storage business. For the year ended December 31, 2018, approximately 1% of our gross margin was derived from transportation and storage contracts with an electric utility owned by OGE Energy. For the year ended December 31, 2018, approximately 7% of our total gross margin was derived from transportation and storage contracts servicing LDCs owned by CenterPoint Energy.

In addition, our sponsors have entered into a number of agreements affecting us. For a more detailed description of our relationship and agreements with CenterPoint Energy and OGE Energy, please read Item 13. “Certain Relationships and Related Transactions, and Director Independence.” Although management believes our relationships with CenterPoint Energy and OGE Energy are positive attributes, there can be no assurance that we will benefit from these relationships or that these relationships will continue.

Our Assets and Operations

Our assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage.

We report natural gas gathered, processed and transported by energy content stated in millions or trillions of British thermal units (“MMBtu” or “TBtu”). We report natural gas processing, transportation, and storage capacity by volume stated in millions or billions of cubic feet (“MMcf” or “Bcf”), and we also report processing inlet volumes in millions of cubic feet. An MMcf of pipeline quality natural gas generally has an energy content of 1,000 MMbtu. We report crude oil, condensate and product water capacities, crude oil, condensate, and produced water gathered, NGLs production capacity, and NGLs produced and sold, by volume stated in barrels or thousands of barrels (“Bbl” or “Mbbl”).

Gathering and Processing

We own and operate substantial natural gas gathering and processing and crude oil, condensate and produced water gathering assets in five states. Our gathering and processing operations consist primarily of natural gas gathering and processing assets serving the Anadarko, Arkoma and Ark-La-Tex Basins, crude oil and condensate gathering assets serving the Anadarko Basin, and crude oil and produced water assets serving the Williston Basin. We provide a variety of services to the active producers in our operating areas, including gathering, compressing, treating, and processing natural gas, fractionating NGLs, and gathering crude oil, condensate and produced water. We serve shale and other unconventional plays in the basins in which we operate.

Missouri
Oklahoma
Arkansas
Texas
Louisiana
Mississippi
McClure
Thomas
Calumet
South Canadian
Wheeler
Roger Mills
Clinton
Canute
Bradley
Cox City
Bradley II
Wetumka
Waskom
Sligo
Panola
Bakken Crude Gathering System
North Dakota
McKenzie
ENABLE MIDSTREAM PARTNERS
Gathering And Processing System
Gas Plants
Active
Pipelines
Anadarko Super Header
Natural Gas Pipeline
Crude Pipeline

Natural Gas

•
Anadarko Basin (Oklahoma, Texas Panhandle). We have natural gas gathering and processing operations in those portions of the Anadarko Basin located in Oklahoma and the Texas Panhandle where, as of December 31, 2018, we served over 200 producers. Our operations include gathering and processing natural gas produced from the SCOOP, STACK, Granite Wash, Cleveland, Marmaton, Tonkawa, Cana Woodford and Mississippi Lime plays. The current focus of our Anadarko Basin gathering and processing operations is primarily on rich gas production.

•
Arkoma Basin (Oklahoma, Arkansas). In the Arkoma Basin, our operations primarily serve the Woodford Shale play located in Oklahoma and the Fayetteville Shale play located in Arkansas. Our Arkoma Basin gathering and processing operations serve both rich and lean gas production. As of December 31, 2018, we served more than 80 producers in the Arkoma Basin.

•
Ark-La-Tex Basin (Arkansas, Louisiana and Texas). We have gathering and processing operations in the Ark-La-Tex Basin located in Arkansas, Louisiana and Texas. Our Ark-La-Tex gathering and processing operations primarily serve the Haynesville, Cotton Valley and the lower Bossier plays. As of December 31, 2018, we served over 100 producers in the Ark-La-Tex Basin where our gathering and processing operations provide service for both rich and lean gas production.

Crude Oil, Condensate and Produced Water

•
Anadarko Basin (Oklahoma). In the Anadarko Basin, we have operations that are located in Oklahoma. Our operations in the Anadarko Basin include the gathering of crude oil and condensate from producers in the SCOOP and STACK (including the area where the SCOOP and STACK come together known as the Merge play) plays. As of December 31, 2018, we served three producers and one refinery customer.

•
Williston Basin (North Dakota). In the Williston Basin, we have operations in the Bakken Shale that are located in North Dakota. The focus of our operations in the Williston Basin is the gathering of crude oil and produced water for XTO Energy Inc. (XTO), an affiliate of ExxonMobil Corporation, with pipeline gathering systems in Dunn, McKenzie, Williams and Mountrail Counties of North Dakota.

Natural Gas Gathering and Processing Assets. The following table sets forth certain information regarding our natural gas gathering and processing assets as of or for the year ended December 31, 2018:

Asset/Basin	Approximate Length (miles)	Approximate Compression (Horsepower)	Average Gathered Volume (TBtu/d)	Number of Processing Plants	Processing Capacity (MMcf/d)	NGLs Produced (MBbl/d) (1)
Anadarko Basin (2)	8,600	857,800	2.21	11	1,845	113.63
Arkoma Basin	3,000	142,900	0.55	1	60	6.55
Ark-La-Tex Basin (3)	1,800	160,200	1.72	3	645	9.80
Total	13,400	1,160,900	4.48	15	2,550	129.98
____________________

(1)	Excludes condensate.

(2)	Anadarko Basin processing capacity does not include firm contracted capacity of 400 MMcf/d at Energy Transfer’s Godley plant.

(3)	Ark-La-Tex Basin assets also include 14,500 Bbl/d of fractionation capacity and 6,300 Bbl/d of ethane pipeline capacity, which are not listed in the table.

Our natural gas gathering systems consist of networks of pipelines that collect natural gas from points at or near our customers’ wells for delivery to plants for processing or pipelines for transportation. Natural gas is moved from the receipt points to the delivery points on our gathering systems by the use of compression.

The following table sets forth information with respect to our natural gas processing plants as of or for the year ended December 31, 2018:

Processing Plant Assets (1)	Year Installed		Type of Plant	Average Daily Inlet Volumes (MMcf/d)	Inlet Capacity (MMcf/d)	NGL Production Capacity (Bbl/d)(2)
Anadarko
Bradley II	2016		Cryogenic	164	200	28,000
Bradley	2015		Cryogenic	181	200	28,000
McClure	2013		Cryogenic	206	200	22,000
Wheeler	2012		Cryogenic	149	200	22,000
South Canadian	2011		Cryogenic	206	200	26,000
Clinton	2009		Cryogenic	112	120	14,000
Roger Mills	2008		Refrigeration	31	100	—
Canute	1996		Cryogenic	34	60	4,300
Cox City	1994		Cryogenic	154	180	14,500
Thomas	1981		Cryogenic	112	135	9,900
Calumet	1969		Lean Oil	150	250	8,000
Arkoma
Wetumka	1983		Cryogenic	48	60	5,000
Ark-La-Tex
Panola	2007		Cryogenic	71	100	8,000
Sligo (3)	2004		Refrigeration	39	225	1,400
Waskom	1995	(4)	Cryogenic	186	320	14,500
Total				1,843	2,550	205,600
____________________

(1)
In addition to the processing plants listed above, the Partnership is a party to a 10-year gathering and processing agreement, which became effective on July 1, 2018, and provides for 400 MMcf/d of deliveries to Energy Transfer, LP’s Godley Plant in Johnson County, Texas.

(2)	Excludes condensate.

(3)	Average daily inlet volumes and inlet capacity includes 21 MMcf/d and 25 MMcf/d, respectively, related to a separate cryogenic unit.

(4)	A processing plant has been in operation on the Waskom plant site since 1940. The Waskom plant was upgraded to cryogenic in 1995.

The natural gas processing assets in the Anadarko Basin include 11 processing plants, 10 of which are interconnected through our super-header system. The super-header system is configured to facilitate the flow of natural gas across our operating areas in western Oklahoma and the Texas Panhandle to the Bradley II, Bradley, McClure, Wheeler, South Canadian, Clinton, Canute, Cox City, Thomas and Calumet processing plants. The super-header system allows us to optimize the utilization of the connected processing plants and additional third party contracted capacity at Energy Transfer, LP’s Godley plant. Similarly, the natural gas processing assets in the Ark-La-Tex Basin include three processing plants, of which Waskom and Panola are interconnected to optimize the utilization of these processing plants.

Natural gas that is gathered, and when applicable, processed, is typically redelivered to our customers at interconnections with transportation pipelines. Our gathering lines interconnect with both our interstate and intrastate pipelines, as well as other interstate and intrastate pipelines, including the Acadian, ANR, ETC Tiger, Gulf South, NGPL, Northern Natural, Panhandle Eastern, Regency, Southern Natural Gas, Tennessee Gas, Oklahoma Gas Transmission and Entergy Transfer Katy pipelines. These connections provide producers with access to a variety of natural gas markets.

Natural gas is comprised primarily of methane, but at the wellhead natural gas may contain varying amounts of NGLs which may be separated at our processing plants from the wellhead natural gas. We typically purchase the NGLs produced at our processing plants, and most of the NGLs are delivered into third-party pipelines and transported to Conway, Kansas, or Mont Belvieu, Texas, where the NGLs are exchanged for fractionated NGLs that are sold under contract or on the spot market. At our Cox City, Calumet and Wetumka plants, we operate depropanizers that allow us to extract propane from the NGL stream and sell propane to local markets. Additionally, we operate a fractionator at our Waskom plant and sell ethane, propane, butane and natural gasoline to local markets.

Crude Oil, Condensate and Produced Water Gathering Assets. The following table sets forth certain information regarding our crude oil gathering assets as of or for the year ended December 31, 2018:

Asset/Basin	Approximate Length (miles)	Design Capacity (MBbls/d)	Average Throughput Volume (MBbls/d)
Anadarko Basin crude oil and condensate (including VPP)	150	225	12.14
Williston Basin crude oil	175	58	28.93
Williston Basin produced water	150	19	12.18
Total	475	77	53.25

Our Anadarko Basin crude oil and condensate gathering assets are located in Oklahoma. These systems were designed and built to serve the crude oil and condensate production in the SCOOP and STACK plays (including the area where the SCOOP and STACK come together known as the Merge play). On our systems, crude oil and condensate is either received on gathering lines near our customers’ wells or via truck unloading terminals. We do not take title to crude oil or condensate gathered on our systems. Crude oil and condensate gathered on our Anadarko Basin gathering systems can be redelivered to our customers through interconnections to the Basin Pipeline, the Red River Pipeline and the CVR Refining, LP refinery located at Wynnewood, Oklahoma (the Wynnewood Refinery).

Our Williston Basin crude oil and produced water gathering assets are located in the Bakken Shale in North Dakota. These systems were designed and built to serve the crude oil production of XTO in these areas. On our systems, crude oil is received on crude oil gathering pipelines near our customer’s wells for delivery to third party transportation pipelines, and produced water is received by produced water gathering pipelines for delivery to third party disposal wells. We do not take title to crude oil or produced water gathered on our systems and we do not own or operate produced water disposal wells. Crude oil gathered on our Williston Basin gathering systems in Dunn and McKenzie Counties can be redelivered to our customers through interconnections to the BakkenLink Pipeline and the Dakota Access Pipeline. Crude oil gathered on our Williston Basin gathering systems in Williams and Mountrail Counties can be redelivered to our customer through interconnections to the Enbridge North Dakota Pipeline and the Dakota Access Pipeline.

Natural Gas Gathering and Processing Customers. For the year ended December 31, 2018, our top natural gas gathering and processing customers by gathered volumes were Continental Resources, Inc. (Continental), Vine Oil and Gas (Vine), GeoSouthern Energy Corporation (GeoSouthern), XTO, Tapstone Energy LLC (Tapstone), Apache Corporation (Apache), BP America Production Company (BP), QEP Resources, Inc. (QEP), FourPoint Energy, LLC (FourPoint) and Marathon Oil Corporation (Marathon Oil). For the year ended December 31, 2018, our top ten natural gas producer customers accounted for approximately 70% of our natural gas gathered volumes.

Crude Oil, Condensate and Produced Water Gathering Customers. Our Anadarko Basin crude oil gathering systems gathers crude oil and condensate from producers, which are primarily delivered to CVR Refining, LP. Our Anadarko Basin crude oil and condensate gathering system is an intrastate pipeline system, and the rates and terms of service are regulated by the Oklahoma Corporation Commission (OCC). Our Williston Basin crude oil and produced water gathering systems serve XTO. Crude oil on the Williston Basin systems is delivered for transportation on third party interstate pipeline systems, and produced water is delivered to third party injection wells. Our Williston Basin crude oil gathering systems, but not our produced water gathering systems, are considered interstate pipeline systems, and the rates and terms of service are regulated by FERC under the Interstate Commerce Act.

Contracts. Our contracts typically provide for crude oil, condensate and produced water gathering services that are fee-based and for natural gas gathering and processing arrangements that are fee-based, or percent-of-liquids, percent-of-proceeds or keep-whole based.

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

For the year ended December 31, 2018, 67%, 27% and 6% of our natural gas processing inlet volumes were processed under arrangements that were fee-based, percent-of-proceeds or percent-of-liquids, and keep-whole, respectively. For the year ended December 31, 2018, 72% of our gathering and processing gross margin was fee-based, and the remaining 28% of our gathering and processing gross margin was primarily from sales of commodities, including natural gas, natural gas liquids and condensate received under percent-of-proceeds, percent-of-liquids and keep-whole arrangements.

In lean gas areas, such as the eastern Arkoma Basin and the Haynesville Shale of the Ark-La-Tex Basin, some of our natural gas gathering contracts contain minimum volume commitments from our customers. Additionally, a portion of the crude oil gathered by our crude oil gathering system in the Williston Basin is under a contract with a minimum volume commitment. Under a minimum volume commitment, a customer agrees to either deliver a minimum volume of natural gas or crude oil to our system for service or pay the service fees for the minimum volume of natural gas or crude oil regardless of whether or not the minimum volume of natural gas or crude oil is delivered. We call any payment for the difference between the volume gathered and the minimum volume committed a shortfall payment. Some of our contracts provide our customers the option to elect to pay a higher gathering fee over the remaining term of the contract in lieu of making a shortfall payment. As of December 31, 2018, the percentage of our gathering and processing gross margin attributable to natural gas and crude oil gathering contracts with minimum volume commitments, and the volume commitment-weighted average remaining terms of those contracts, were as follows:

	Anadarko Basin	Arkoma Basin	Ark-La-Tex Basin	Williston Basin (2)	Total
Percentage of gathering and processing gross margin attributable to gathering contracts with minimum volume commitments	2%	5%	15%	1%	22%
Percentage attributable to shortfall payments (1)	—%	81%	12%	—%	27%
Natural gas volume commitment-weighted average remaining contract term (in years)	8.5	5.2	1.1	—	3.4
Crude oil and condensate volume commitment-weighted average remaining contract term (in years)	—	—	—	10.2	10.2
____________________

(1)	Represents the percentage of gathering and processing gross margin from gathering contracts with minimum volume commitments that were attributable to shortfall payments.

(2)	Under the Williston Basin contracts, if the customer ships in excess of the minimum volume, this volume commitment could end before the expiration of the contract term.

For our gathering and processing contracts that do not have minimum volume commitments, we strive to obtain acreage dedications. Under an acreage dedication, a customer agrees to deliver all of the natural gas, crude oil or condensate produced from a given area to our system for gathering, and, if applicable, processing. As of December 31, 2018, the gross acres dedicated under gathering agreements and the volume-weighted average remaining term for all gathering and processing contracts were as follows:

	Anadarko Basin	Arkoma Basin	Ark-La-Tex Basin	Williston Basin	Total
Gross acreage dedication (in millions)	5.4	1.2	1.2	0.3	8.1
Natural gas volume-weighted average remaining contract term (in years)	6.9	1.8	4.9	—	5.5
Crude oil and condensate volume-weighted average remaining contract term (in years)	13.9	—	—	10.7	12.6

Construction. Our gathering and processing business involves the construction of gathering and processing assets as needed to serve our existing and new customers. For example, during the year ended December 31, 2018, we constructed 400 miles of gathering pipelines, added 109,200 horsepower of compression and invested $487 million in the construction of gathering and processing assets. This construction included the completion of a rich natural gas pipeline that is capable of delivering approximately

400 MMcf/d of rich natural gas from the Anadarko Basin to an interconnection with a third-party pipeline that in turn delivers rich natural gas to north Texas, providing a new market outlet for growing Anadarko Basin production. In conjunction with the construction of the rich natural gas pipeline, we entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer, LP for 400 MMcf/d of deliveries to the Godley Plant in Johnson County, Texas. Even with the contracted 400 MMcf/d of processing capacity, the Partnership anticipates that there will be a need to resume construction of the previously announced Wildhorse Plant, a cryogenic processing facility we plan to connect to our super-header system in Garvin County Oklahoma, though likely not before 2020.

Competition. Competition for our gathering and processing systems is primarily a function of gathering rate, processing value, system reliability, fuel rate, system run time, construction cycle time and prices at the wellhead. Our gathering and processing systems compete with gatherers and processors of all types and sizes, including those affiliated with various producers, other major pipeline companies and various independent midstream entities. In the process of selling NGLs, we compete against other natural gas processors extracting and selling NGLs. Our primary competitors are other midstream companies who are active in the regions where we operate.

Seasonality. While the results of our gathering and processing segment are not materially affected by seasonality, from time to time our operations and construction of assets can be impacted by inclement weather.

Acquisitions. In the fourth quarter of 2018, we acquired Velocity Holdings, LLC, a midstream company with a crude oil and condensate gathering system in the SCOOP and STACK plays of the Anadarko Basin, and renamed it Enable Oklahoma Crude Services, LLC (EOCS). The acquisition included approximately 150 miles of crude oil and condensate gathering pipelines capable of flowing approximately 225,000 Bbl/d across Grady, Stevens, Garvin and McClain counties in Oklahoma. A portion of EOCS’s operations are conducted through a joint venture with a subsidiary of CVR Refining, LP in which EOCS owns 60% of the joint venture and operates its assets. Crude oil and condensate gathered on the system can be redelivered to our customers through interconnections to the Basin Pipeline, the Red River Pipeline and the Wynnewood Refinery. For the year ended December 31, 2018, 78% of crude oil and condensate gathered on the system was delivered to the Wynnewood Refinery.

Transportation and Storage

We own and operate interstate and intrastate natural gas transportation and storage systems across nine states. Our transportation and storage systems consist primarily of our interstate systems, EGT and MRT, our intrastate system, EOIT, and our investment in SESH. Our transportation and storage assets transport natural gas from areas of production and interconnected pipelines to power plants, LDCs and industrial end users as well as interconnected pipelines for delivery to additional markets. Our transportation and storage assets also provide facilities where natural gas can be stored by customers.

The following table sets forth certain information regarding our transportation and storage assets as of or for the year ended December 31, 2018:

Transportation and Storage
Asset	Length (miles)	Compression (Horsepower)	Average Throughput (TBtu/d)		Transportation Capacity (Bcf/d) (1)		Transportation Firm Contracted Capacity (Bcf/d) (2)		Storage Capacity (Bcf)		Storage Firm Contracted Capacity (Bcf/d)
EGT	5,900	391,300	2.65		6.0		4.30		29.0		23.38
MRT	1,600	119,700	0.83		1.7		1.64		31.5		28.14
EOIT	2,300	218,800	2.08	(3)	—	(3)	—		24.0		11.00
Subtotal	9,800	729,800	5.56		7.7		5.94		84.5		62.52
SESH	290	107,800	—	(5)	—	(4)	—	(5)	—	(5)	—	(5)
Total	10,090	837,600	5.56		7.7		5.94		84.5		62.52
__________________________

(1)	Actual volumes transported per day may be less than total firm contracted capacity based on demand.

(2)	Transportation Firm Contracted Capacity includes contracts with affiliates and our subsidiaries.

(3)
Our EOIT pipeline system is a web-like configuration with multidirectional flow capabilities between numerous receipt and delivery points, which limits our ability to determine an overall system capacity. During the year ended December 31, 2018, the peak daily throughput was 2.6 TBtu/d or, on a volumetric basis, 2.6 Bcf/d.

(4)	SESH has 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.

(5)	We own a 50% interest in SESH and as such, do not include certain information regarding its transportation and storage assets in the table set forth above.

 Our transportation and storage assets were designed and built to primarily serve large natural gas and electric utilities in our areas of operation. In addition, our transportation and storage assets serve natural gas producers, industrial end users and natural gas marketers. For the year ended December 31, 2018, our top transportation and storage customers by revenue were affiliates of CenterPoint Energy, Spire Inc. (Spire), Continental, American Electric Power Co. (AEP), OGE Energy, Chesapeake Energy Corp., LS Power, Midcontinent Express Pipeline LLC (MEP), Entergy Corporation (Entergy) and Black Hills Corporation.

From time to time, our transportation and storage business involves the construction of natural gas pipelines as needed to serve our existing and new customers. For example, during the year ended December 31, 2018, we added 8,700 horsepower of compression and invested $126 million in the construction of transportation pipelines, including the Cana and STACK Expansion (CaSE) project, a system expansion providing firm transportation service for growing Anadarko Basin production, and an approximately 80-mile pipeline expanding the EOIT system to provide service to the OGE Energy Muskogee, Oklahoma power plant. In addition, in September 2018, we announced the development of the Gulf Run Pipeline, an interstate natural gas transportation project. The Gulf Run Pipeline project is designed to connect U.S. natural gas supplies to the liquefied natural gas (LNG) export market on the Gulf Coast.

Our transportation assets include approximately 10,090 miles of transportation pipelines in Texas, Oklahoma, Arkansas, Louisiana, Kansas, Mississippi, Alabama, Missouri and Illinois (including SESH), providing access to natural gas supplies from the Anadarko, Arkoma and Ark-La-Tex Basins to natural gas consuming markets in the Southeastern, Northeastern and Midwestern United States. Our storage assets, as of December 31, 2018, provide a combined capacity of 84.5 Bcf with 2.0 Bcf/d of aggregate maximum withdrawal capacity from our seven storage facilities in Oklahoma, Louisiana and Illinois and from our undivided 1/12th interest in the Bistineau Storage Facility in Louisiana. Boardwalk Pipeline Partners, LP owns an undivided 11/12th interest in, and operates, the Bistineau Storage Facility.

ENABLE MIDSTREAM PARTNERS
Transportation and Storage System
Facilities
Storage
Pipelines
EOIT
Leased EOIT
EGT Pipelines
MRT Pipelines
SESH Pipelines
St. Jacob
Indiana
Illinois
Kansas
Missouri
Kentucky
Tennessee
Oklahoma
Wetumka
Stuart
Ada
Chiles Dome
Arkansas
Alabama
Mississippi
Ruston
Unionville
Bistineau
Texas
Louisiana
Florida

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

EGT

EGT provides natural gas transportation and storage services primarily to customers in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas. In addition to 5,900 miles of interstate pipelines with capacity of 6.0 Bcf/d, EGT has two underground natural gas storage facilities in Oklahoma and one underground natural gas storage facility in Louisiana, which, as of December 31, 2018, operate at a combined capacity of 29.0 Bcf with 739 MMcf/d of aggregate maximum withdrawal capacity.

Kansas
Missouri
Oklahoma
Arkansas
Mississippi
Texas
Louisiana
Ada
Chiles Dome
Ruston
Bistineau
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

Customers. EGT primarily serves LDCs owned by CenterPoint Energy, producers in key plays in the Mid-continent, power plants, other LDCs and industrial end-users. EGT’s customers are primarily located in Arkansas, Louisiana, Oklahoma and Texas. For the year ended December 31, 2018, approximately 28% of EGT’s service revenue was attributable to contracts with LDCs owned by CenterPoint Energy with a volume-weighted average contract life of 2.3 years for transportation contracts and 2.3 years for storage contracts. In addition to CenterPoint Energy’s LDCs, EGT’s other major customers include Continental and AEP.

Contracts. Although EGT has established maximum rates for interstate transportation and storage services as required by FERC, EGT is authorized to enter into negotiated rate and discounted rate agreements with its customers. EGT’s services are typically provided under firm, fee-based transportation and storage agreements. For the year ended December 31, 2018, approximately 54% of our transportation and storage gross margin was derived from EGT’s firm contracts, 72% of EGT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 3.0 years, and 81% of EGT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 2.3 years. All of EGT’s firm transportation and storage contracts for CenterPoint Energy’s LDCs are scheduled to expire in March 2021. CenterPoint’s LDCs have initiated proceedings before the state utility commissions in Arkansas and Oklahoma to consider whether contracts extending transportation and storage services with EGT would be more favorable than the expected results of competitive bidding for the same services. If the proposed contracts are approved, then the term for the transportation and storage services provided to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas will be extended beyond March 31, 2021, pursuant to the terms of the approved contracts.

Seasonality. Customer demand for natural gas from EGT is usually greater during the winter, primarily due to LDC demand to serve residential and commercial natural gas requirements. In addition, EGT experiences seasonal impacts associated with storage spreads and basis spreads on interconnected pipelines, as well as power plant demand.

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

MRT

MRT provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois. In addition to 1,600 miles of interstate pipelines with capacity of 1.7 Bcf/d, MRT has one underground natural gas storage facility in Louisiana, which includes the East Unionville and West Unionville fields, and one underground natural gas storage facility in Illinois, which, as of December 31, 2018, operate at a combined capacity of 31.5 Bcf with 590 MMcf/d of aggregate maximum withdrawal capacity.

St. Jacob
Indiana
Illinois
Kansas
Missouri
Kentucky
Tennessee
Oklahoma
Arkansas
Mississippi
Alabama
Texas
Unionville
Louisiana
Florida
ENABLE
MIDSTREAM PARTNERS
Mississippi River Transmission System
Facilities
Interstate Storage
Pipelines
MRT Pipelines

Interconnections and Delivery Points. MRT receives natural gas from a variety of interstate and intrastate pipelines through its interconnections and delivers natural gas primarily to the St. Louis market. Those interconnections include EGT, Gulf South, NGPL, Ozark Gas Transmission, Texas Eastern, Texas Gas and Trunkline. From MRT’s west line, we provide our customers with access to supply from East Texas and North Louisiana, including the Haynesville Shale. From MRT’s mainline, we provide our customers with access to supply from the Anadarko, Arkoma and Ark-La-Tex Basins. Supply from the Fayetteville Shale is transported though our interconnection with EGT, Texas Gas and Ozark Gas Transmission. From MRT’s east line, we provide our customers with access to supply from the Mid-continent and the Marcellus Shale through our interconnections with NGPL and Trunkline. As a result, MRT provides the St. Louis market with access to natural gas from a variety of major producing basins across the U.S.

Customers. MRT primarily serves the St. Louis LDC owned by Spire. For the year ended December 31, 2018, 70% of MRT’s service revenue was attributable to Spire under contracts with a volume-weighted average contract life of 1.0 year for transportation contracts and 1.1 years for storage contracts. MRT’s other customers include utilities and industrial end users. MRT’s customers are primarily located in Arkansas, Missouri and Illinois.

Contracts. MRT’s services are typically provided under firm, fee-based transportation and storage agreements, with rates and terms of service regulated by FERC. For the year ended December 31, 2018, approximately 13% of our transportation and storage gross margin was derived from MRT’s firm contracts, 89% of MRT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 1.5 years and 96% of MRT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 1.2 years. MRT’s firm transportation contracts representing 63% of Spire’s firm transportation capacity are scheduled to expire in July 2019 and 37% of Spire’s firm transportation capacity are scheduled to expire in July 2020. 32% of Spire’s firm storage contracts are scheduled to expire in May 2019 and 68% of Spire’s firm storage contracts are schedule to expire in May 2020.

On August 3, 2018, the FERC approved a Certificate of Public Convenience and Necessity for the Spire STL Pipeline. The Spire STL Pipeline will be an additional interstate pipeline serving Spire’s affiliates in the St. Louis market. Spire has indicated that it is targeting a 2019 in-service date for this pipeline. When the pipeline is placed in-service, we anticipate that Spire’s LDC’s need for firm transportation and storage capacity on MRT will decrease.

Seasonality. Customer demand for natural gas on MRT is usually greater during the winter, primarily due to LDC demand to serve residential and commercial natural gas requirements. In addition, MRT experiences seasonal impacts associated with storage spreads and basis spreads on market-based pipelines.

Competition. MRT competes with various intrastate pipelines providing natural gas to the St. Louis market. In addition, Spire’s LDC is expected to switch an undetermined amount of demand to its affiliate, the interstate Spire STL Pipeline, when constructed. Our management views the principal elements of competition among pipelines as rates, terms of service, flexibility and reliability of service. MRT, through its interconnections with a variety of interstate and intrastate pipelines and its access to supply from a variety of producing basins, provides our customers with access to a variety of natural gas supply sources.

Intrastate Transportation and Storage

Our intrastate natural gas transportation and storage assets consist primarily of EOIT. EOIT provides transportation and storage services in Oklahoma. Our EOIT system delivers natural gas from the Anadarko and Arkoma Basins, including the SCOOP, STACK, Cana Woodford, Granite Wash, Cleveland, Tonkawa, and Mississippi Lime Shale plays in western Oklahoma and the Texas Panhandle, to utilities and industrial end users connected to EOIT and to interstate and intrastate pipelines interconnected with EOIT. EOIT had 2.08 TBtu/d of average daily throughput for the year ended December 31, 2018. In addition to 2,300 miles of intrastate pipelines, EOIT has two underground natural gas storage facilities in Oklahoma, which, as of December 31, 2018 operate at a combined capacity of 24 Bcf with 605 MMcf/d of aggregate maximum withdrawal capacity.

Kansas
Missouri
Arkansas
Oklahoma
Texas
Wetumka
Stuart

ENABLE MIDSTREAM PARTNERS

Intrastate Pipeline & Storage

Facilities

Intrastate Storage

Pipelines

Intrastate Pipelines

Leased

Interconnections and Delivery Points. EOIT has 79 interconnections, which include interconnects with EGT and 12 third-party interstate and intrastate natural gas pipelines, including ANR Pipeline, El Paso Natural Gas Pipeline, Gulf Crossing Pipeline Company LLC, MEP, Natural Gas Pipeline Company of America, Northern Natural Gas Company, ONEOK Gas Transmission, Ozark Gas Transmission, L.L.C., Panhandle Eastern Pipe Line, Postrock KPC Pipeline, LLC, Southern Star Central Gas Pipeline

and ONEOK Western Trails Pipeline, L.L.C. In addition, EOIT connects to 44 end-user customers, including 14 natural gas-fired electric generation facilities in Oklahoma.

Customers. EOIT’s customers include Oklahoma’s two largest electric utilities, OG&E, an affiliate of OGE Energy and Public Service Company of Oklahoma (PSO), an affiliate of AEP. For the year ended December 31, 2018, approximately 7% of our total transportation and storage gross margin was attributable to firm contracts with OG&E, and approximately 3% of our transportation and storage gross margin was attributable to a firm contract with PSO. Our no-notice load-following transportation agreement with OG&E for three of its generating facilities was scheduled to terminate on April 1, 2019 and has been recontracted to extend through May 1, 2024 and will remain in effect year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. Our firm transportation agreement with OG&E, for one of its generating facilities began on December 1, 2018 and extends through December 1, 2038. Our transportation agreement with PSO extends through December 31, 2020 and includes the option for a one-year extension. EOIT’s customers also include other electric generators, LDCs, Arkoma and Anadarko Basin producers and industrial end users.

Contracts. EOIT provides fee-based firm and interruptible transportation and storage services on both an intrastate basis and, pursuant to Section 311 of the NGPA, on an interstate basis. For the year ended December 31, 2018, approximately 21% of our transportation and storage gross margin was derived from EOIT’s firm contracts. EOIT’s transportation capacity was under firm contracts with a volume-weighted average remaining contract life of 6.0 years and EOIT’s storage capacity was under firm contracts with a volume-weighted average remaining contract life of 1.0 years.

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

Our Investment in SESH

SESH is an approximately 290-mile interstate pipeline that provides transportation services in Louisiana, Mississippi and Alabama. We own a 50% interest in SESH and provide field operations for the pipeline. Enbridge Inc. owns the remaining 50% interest in SESH and provides gas control and commercial operations for the pipeline. As of December 31, 2018, SESH had 1.09 Bcf/d of transportation capacity from Perryville, Louisiana to its endpoint in Mobile County, Alabama.

Arkansas
Perryville Hub
Mississippi
Louisiana
Alabama
Coden
ENABLE MIDSTREAM PARTNERS
Southeast Supply Header System
SESH Pipeline

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

Customers and Contracts. SESH’s customers are primarily companies that generate electricity for the Florida power market. The rates charged by SESH for interstate transportation services are regulated by FERC. SESH’s transportation services are typically provided under firm, fee-based negotiated rate agreements. SESH’s transportation contracts have a volume-weighted average remaining contract life of 3.8 years.

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

Interstate Natural Gas Pipeline Regulation

EGT, MRT and SESH are subject to regulation by FERC and are considered “natural gas companies” under the Natural Gas Act (NGA). The NGA prohibits natural gas companies from granting any undue preference or advantage, or unduly discriminating against any person with respect to pipeline rates or terms and conditions of service, including unduly discriminatory or preferential access to information. FERC authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce includes:

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

Effective December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Cuts and Jobs Act) changed several provisions of the federal tax code, including a reduction in the maximum corporate tax rate. On March 15, 2018, in a set of related issuances, FERC addressed treatment of federal income tax allowances in regulated entity rates. FERC issued a Revised Policy Statement on Treatment of Income Taxes stating that it will no longer permit pipelines organized as master limited partnerships to recover an income tax allowance in their cost-of-service rates. FERC issued the Revised Policy Statement in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that a pipeline organized as a master limited partnership would not “double recover” its taxes under the current policy by both including an income-tax allowance in its cost-of-service and earning a return on equity calculated using the discounted cash flow methodology. On July 18, 2018, FERC issued an order denying requests for rehearing of its Revised Policy Statement because it is a non-binding policy and parties will have the opportunity to address the policy as applied in future cases. In the rehearing order, FERC clarified that a pipeline organized as a master limited partnership will not be precluded in a future proceeding from arguing and providing evidentiary support that it is entitled to an income tax allowance and demonstrating that its recovery of an income tax allowance does not result in a double-recovery of investors’ income tax costs. FERC also provided guidance that when a master limited partnership pipeline’s income tax allowance is eliminated from cost of service, previously accumulated deferred income taxes (ADIT) may also be eliminated as ADIT is not a true-up or tracker of money owed shippers.

FERC also issued a Notice of Inquiry (NOI) requesting comments on the effect of the Tax Cuts and Jobs Act on FERC-jurisdictional rates. The NOI states that of particular interest to FERC is whether, and if so how, FERC should address changes relating to ADIT and bonus depreciation. Comments in response to the NOI were due on or before May 21, 2018. Actions FERC will take, if any, following receipt of responses to the NOI and any potential impacts from final rules or policy statements issued following the NOI on the rates the Partnership can charge for transportation services are unknown at this time, but could impact rates the Partnership is permitted to charge its customers.

Included in the issuances on March 15, 2018, is a Notice of Proposed Rulemaking (NOPR) proposing rules for implementation of the Revised Policy Statement and the corporate income tax rate reduction with respect to natural gas pipeline rates. On July 18, 2018, FERC issued a Final Rule adopting procedures that are generally the same as proposed in the NOPR with a few clarifications and modifications. With limited exceptions, the Final Rule requires all FERC-regulated natural gas pipelines that have cost-based rates for service to make a one-time Form No. 501-G filing providing certain financial information. The Final Rule states that this information will allow FERC and other stakeholders to evaluate the impacts of the Tax Cuts and Jobs Act and the Revised Policy Statement on each individual pipeline’s rates. The Final Rule also requires that each FERC-regulated natural gas pipeline select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required in relation to the Tax Cuts and Jobs Act and the Revised Policy Statement, (ii) commit to filing a general NGA Section 4 rate case in the near future, (iii) file a statement explaining why an adjustment to rates is not needed, or (iv) take no other action. For the limited NGA Section 4 option, FERC clarified that, notwithstanding the Revised Policy Statement, a pipeline organized as a master limited partnership does not need to eliminate its income tax allowance but, instead, can reduce its rates to reflect the reduction in the maximum corporate tax rate. At this time, we cannot predict the outcome of the Final Rule, but FERC’s adoption of the regulation could impact the rates the Partnership’s FERC-regulated entities are permitted to charge their customers. EGT filed its Form No. 501-G on October 11, 2018. On November 8, 2018, SESH filed its Form No. 501-G and a limited Section 4 rate reduction filing. As MRT had already filed a rate proceeding under NGA Section 4 pursuant to a schedule agreed upon in the settlement of MRT’s last rate case, MRT was not required to make any filing on the FERC’s Form No. 501-G.

Even without action on the NOI or as contemplated in the Final Rule, the FERC or our shippers may challenge the cost‑of‑service rates we charge. FERC’s establishment of a just and reasonable rate is based on many components, and tax-related changes will affect tax-related accounts, such as the annual allowance for income taxes and the balance sheet amounts for accumulated deferred income taxes and related regulatory assets and liabilities, while other pipeline costs also will continue to affect FERC’s determination of just and reasonable cost-of-service rates. Although changes in these tax-related accounts may vary, other components in the cost-of-service rate calculation may also change and result in a newly calculated cost-of-service rate that is the same as or greater than the prior cost-of-service rate. Moreover, pipelines receive revenues from cost-of-service rates, negotiated rates, discounted rates, and market-based rates, or a combination thereof. As of December 31, 2018, approximately 59% of our aggregate contracted firm transportation capacity on EGT was subscribed under negotiated rate contracts and approximately 100% of our aggregate contracted firm storage capacity on EGT was subscribed under negotiated rate contracts. As of December 31, 2018, approximately 2% of our aggregate contracted firm transportation capacity on MRT was subscribed under negotiated rate contracts and our aggregated contracted firm storage capacity on MRT was not subscribed under negotiated rate contracts. As of December 31, 2018, approximately 28% and 36% of our aggregate contracted firm transportation capacity on EGT and MRT, respectively, was subscribed under discounted rate contracts. We do not expect rates subject to negotiated rates that are not tied to the cost-of-service rates to be affected by the Revised Policy Statement or any final regulations that may result from the March 15, 2018 issuances. Nor will discounted rates which are below the level of any new maximum rate be affected. With respect to the cost-of-service rates, depending on a detailed review of all of the Partnership’s cost-of-service components and the outcomes of any challenges to our rates by the FERC or our shippers, the NOI, the Final Rule, and the Revised Policy Statement, combined with the reduced corporate federal income tax rate established in the Tax Cuts and Jobs Act, the revenues associated with natural gas transportation services we provide pursuant to cost-of-service based rates may decrease in the future.

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

MRT Rate Case

On June 29, 2018, MRT filed a general rate case with the FERC pursuant to Section 4 of the Natural Gas Act. The rate case proposed, among other things, a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by MRT, a change in the boundary between the Field and Market zones, a requirement for daily balancing, and changes to the Small Customer service rate schedule. Consistent with the previously mentioned order on rehearing of the FERC’s Revised

Policy Statement, as a pipeline owned by an MLP, MRT also filed to recover an income tax allowance, arguing and providing evidentiary support that it is entitled to an income tax allowance. A number of customers filed notices of intervention and protests, and on July 31, 2018, FERC issued an Order Accepting and Suspending Tariff Records Subject to Refund and Condition and Establishing Hearing and Settlement Judge Procedures and a Technical Conference (July 31 Order). In the July 31 Order, FERC ordered MRT to refile its rate case within 30 days of the date of the July 31 Order to reflect, among other things, the elimination of an income tax allowance from its costs used to calculate MRT’s rates pursuant to the Revised Policy Statement. On August 30, 2018, MRT made its filing to comply with the FERC’s July 31 Order and also sought rehearing of certain aspects of the July 31, Order, and FERC accepted the filing on December 7, 2018. The elimination of the income tax allowance as mandated by FERC, when coupled with the corresponding elimination of ADIT, had a de minimis impact on MRT’s overall cost of service. MRT has, nevertheless, requested rehearing of the July 31 Order, and on September 14, 2018, MRT also filed an appeal of the Revised Policy statement with the United States Court of Appeals for the District of Columbia Circuit, on the grounds that the Revised Policy Statement was, in fact, not being applied as a policy subject to individual pipelines being able to argue and provide evidentiary support for an income tax allowance, but, rather, was being applied as a rule and as an absolute bar to pipelines organized or owned by MLPs being able to recover an income tax allowance.

Market Behavior Rules; Posting and Reporting Requirements

On August 8, 2005, Congress enacted the EPAct of 2005. Among other matters, the EPAct of 2005 amended the NGA to add an anti-manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulation to be prescribed by FERC and, furthermore, provides FERC with additional civil penalty authority. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-manipulation provisions of the EPAct of 2005. The rules make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-manipulation rules apply to interstate gas pipelines and storage companies and intrastate gas pipelines and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering to the extent such transactions do not have a “nexus” to jurisdictional transactions. The EPAct of 2005 also amends the NGA and the NGPA to give FERC authority to impose civil penalties for violations of these statutes and FERC’s regulations, rules and orders, up to approximately $1.27 million per day per violation for violations occurring after August 8, 2005. This maximum penalty authority established by statute will continue to be adjusted periodically for inflation. In connection with this enhanced civil penalty authority, FERC issued a revised policy statement on enforcement to provide guidance regarding the enforcement of the statutes, orders, rules and regulations it administers, including factors to be considered in determining the appropriate enforcement action to be taken. If we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. In addition, the CFTC is directed under the Commodities Exchange Act, or CEA, to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of $1.2 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.

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

Intrastate Natural Gas Pipeline and Storage Regulation

In Oklahoma, our intrastate pipeline system (EOIT) is subject to limited regulation by the OCC. Oklahoma has a non-discriminatory access requirement, which is subject to a complaint-based review. EOIT’s rates and terms of service are not subject to regulation by the OCC.

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

Under FERC Order No. 735, intrastate pipelines providing transportation services under Section 311 of the NGPA are required to report on a quarterly basis via FERC Form 549D more detailed information and storage transaction information, including: rates charged by the pipeline under each contract; receipt and delivery points and zones or segments covered by each contract; the quantity of natural gas the shipper is entitled to transport, store, or deliver; the duration of the contract; and whether there is an affiliate relationship between the pipeline and the shipper. Order No. 735 further requires that such information must be supplied through an electronic reporting system and will be posted on FERC’s website, and that such quarterly reports may not contain information redacted as privileged. FERC promulgated this rule after determining that such transactional information would help shippers make more informed purchasing decisions and would improve the ability of both shippers and FERC to monitor actual transactions for evidence of market power or undue discrimination. Order No. 735 also extends FERC’s periodic review of the rates charged by the subject pipelines from three to five years. In Order No. 735-A, FERC generally reaffirmed Order No. 735 requiring Section 311 to report on a quarterly basis storage and transportation transactions containing specific information for each transaction, aggregated by contract. Our intrastate storage assets at the Wetumka Storage Field offer both fee-based firm and interruptible storage services under Section 311 of the NGPA pursuant to terms and conditions specified in our statement of operating conditions for gas storage at market-based rates. Our intrastate Stuart Storage Field currently is used exclusively to provide intrastate storage service, even though FERC previously authorized the use of that storage facility for Section 311 interstate service.

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

Interstate Crude Oil Gathering Regulation

Crude oil gathering pipelines that transport crude oil in interstate commerce may be regulated as common carriers by FERC under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. Our crude oil gathering systems in the Williston Basin transport crude oil in interstate commerce. The ICA and FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and are to be non-discriminatory or not confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. The FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. FERC may also order a pipeline to change its rates and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint.

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

For some time now, FERC has been issuing regulatory assurances that necessarily balance the anti-discrimination and undue preference requirements of common carriage with the expectations of investors in new and expanding petroleum pipelines. There is an inherent tension between the requirements imposed upon a common carrier and the need for owners of petroleum pipelines to be able to enter into long-term, firm contracts with shippers willing to make the commitments which underpin such large capital investments. For example, FERC has found that shipper contract rates are not per se violations of the duty of non-discrimination, provided that such rates are available to all similarly-situated shippers. In the same vein, FERC has approved varying term commitments with tiered rate discounts on the basis that committed shippers were not similarly situated with uncommitted shippers and further that different types of committed shippers were not similarly situated with each other if their commitment level materially differed. FERC has also found that shippers making certain capacity commitments to the pipeline can take advantage of priority or firm service, which is service that is not subject to typical capacity allocation requirements, so long as any interested shipper has an equal opportunity to make such a commitment to the carrier. FERC’s solution has been to allow carriers to hold an “open season” prior to the in-service date of a pipeline, during which time interested shippers can make commitments to the proposed pipeline project. Throughput commitments from interested shippers during an open season can be for firm service or for non-firm service. Typically, such an open season is for a 30-day period, must be publicly announced, and culminates in interested parties entering into transportation agreements with the carrier. Under FERC precedent, a carrier typically may reserve up to 90% of available capacity for the provision of firm or priority service to shippers making a commitment. At least 10% of capacity ordinarily is reserved for uncommitted shippers, i.e., “walk-up” shippers.

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

FERC utilizes an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index. The indexing methodology is applicable to existing rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by the Producer Price Index plus 1.23%. Many existing pipelines, including our Williston Basin crude oil gathering systems, utilize the FERC oil index to change transportation rates annually every July 1. With respect to oil and refined products pipelines subject to FERC jurisdiction, the Revised Policy Statement requires the pipeline to reflect the impacts to its cost of service from the Revised Policy Statement and the Tax Cuts and Jobs Act on the Page 700 of FERC Form No. 6. This information will be used by FERC in its next five-year review of the oil pipeline index to generate the index level to be effective July 1, 2021, thereby including the effect of the Revised Policy Statement and the Tax Cuts and Jobs Act in the determination of indexed rates prospectively, effective July 1, 2021. FERC’s establishment of a just and reasonable rate, including the determination of the appropriate oil pipeline index, is based on many components, and tax-related changes will affect two such components, the allowance for income taxes and the amount for ADIT, while other pipeline costs also will continue to affect FERC’s determination of the appropriate pipeline index. Accordingly, depending on FERC’s application of its indexing rate methodology for the next five-year term of index rates, the Revised Policy Statement and tax effects related to the Tax Cuts and Jobs Act may impact our revenues associated with any transportation services we may provide pursuant to cost-of-service based rates, including indexed rates, beginning July 1, 2021.

Intrastate Crude Oil and Condensate Gathering Regulation

Our crude oil and condensate gathering system in the Anadarko Basin is located in Oklahoma and is subject to limited regulation by the OCC. Crude oil and condensate gathering systems are common carriers under Oklahoma law and are prohibited from unjust or unlawful discrimination in favor of one customer over another. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. Our crude oil and condensate gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services.

Safety and Health Regulation

Pipeline Safety

Our pipeline facilities are subject to regulation under federal pipeline safety statutes and comparable state statutes. Federal pipeline safety statutes include the Natural Gas Pipeline Safety Act of 1968 (NGPSA), which provides for safety requirements in the design, construction, operation and maintenance of natural gas pipeline facilities, and the Hazardous Liquid Pipeline Safety

Act of 1979 (HLPSA), which provides for safety requirements for the design, construction, operation and maintenance of hazardous liquids pipelines facilities, including NGL and crude oil pipelines. The NGPSA and the HLPSA have been subject to a number of amendments and supplements including the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002, the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the PIPES Act), the Pipeline Safety, Regulatory Certainty, Job Creation Act of 2011 (the 2011 Pipeline Safety Act), and the Securing America’s Future Energy Protecting our Infrastructure of Pipelines and Enhancing Safety Act.

We are regulated under federal pipeline safety statutes by DOT through the Pipeline and Hazardous Materials Safety Administration (PHMSA). PHMSA sets and enforces pipeline safety regulations and standards. PHMSA’s enforcement authority includes the ability to assess civil penalties for violations of pipeline safety regulations. PHMSA has civil penalty authority of up to $209,002 per day per violation, with a maximum of $2,090,022 million for any related series of violations. In addition to governing the design, construction, operation and maintenance of natural gas and hazardous liquids pipeline facilities, PHMSA’s regulations require the following for certain pipelines: an inspection and maintenance plan; an integrity management program, which includes the determination of pipeline integrity risks and periodic assessments of pipeline segments in high consequence areas; a drug and alcohol testing program; an operator qualification program, which includes training for personnel performing tasks covered by pipeline safety rules; a public awareness program, which provides relevant information to residents, public officials and emergency responders; and a control room management plan.

As part of regulating pipeline safety, PHMSA periodically promulgates pipeline safety regulations. For example, in December 2016, PHMSA published an interim final rule providing pipeline safety regulations for underground natural gas storage. PHMSA also periodically publishes advisory bulletins. For example, in January 2011, PHMSA published an advisory bulletin stating that operators of natural gas and hazardous liquid pipeline facilities should perform detailed threat and risk analyses that integrate accurate data and information from their entire pipeline system and to utilize these risk analyses in the identification of appropriate assessment methods and preventive and mitigative measures and, in May 2012, PHMSA published an advisory bulletin stating that operators of gas and hazardous liquid pipeline facilities should verify records relating to operating specifications for maximum allowable operating pressure (MAOP) for gas pipelines and maximum operating pressure (MOP) for hazardous liquid pipelines. PHMSA has implemented an enhanced inspection program related to these new standards, and PHMSA has announced that it intends to issue a final rule in 2019 that may impose additional requirements.

Federal pipeline safety regulations contain an exemption that applies to gathering lines in certain rural locations. A substantial portion of our gathering lines qualify for that exemption and are currently not regulated under federal law. However, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond “high consequence areas” to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (MAOP). Other new requirements proposed by PHMSA under rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on natural gas gathering lines. PHMSA has announced its intention to divide the proposed rule into three parts and issue three separate final rulemakings in 2019. Part I is expected to address the expansion of risk assessment and MAOP requirements (expected issuance in March 2019); Part II is expected to address the expansion of integrity management program regulations (expected issuance in June 2019); and Part III is expected to expand the regulation of gas gathering lines (expected issuance in August 2019). We cannot predict whether PHMSA will meet these deadlines or what form these final rules may take. Separately, in January 2017, PHMSA finalized regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The final rule would also impose new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, implementation of this rule has been delayed as a result of the change in presidential administrations, and the final rule is not expected to be published by the Federal Register until some time in the first half of 2019.

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

We incur significant costs in complying with federal and state pipeline safety laws and regulations and otherwise administering our pipeline safety program. In 2018, we incurred maintenance capital expenditures and operation and maintenance expenses of

$54 million under our pipeline safety program, including costs related to integrity assessments and repairs, threat and risk analyses, implementing preventative and mitigative measures, and conducting activities to support MAOP or MOP. We currently estimate that we will incur maintenance capital expenditures and operation and maintenance expenses of up to $65 million in 2019 under our pipeline safety program. While we cannot predict the outcome of legislative or regulatory initiatives, we anticipate that pipeline safety requirements will continue to become more stringent over time. As a result, we may incur significant additional costs to comply with any new pipeline safety laws and regulations associated with our pipeline facilities.

Occupational Health and Safety

In addition to these pipeline safety requirements, we are subject to a number of federal and state laws and regulations, including the Occupational Safety and Health Act of 1970 (OSHA) and comparable state statutes, whose purpose is to protect the safety and health of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. We have an internal program of inspection designed to monitor and enforce compliance with worker safety and health requirements. We are also subject to EPA Risk Management Program (RMP) regulations. In 2017, EPA published a final rule to amend the Accidental Release Prevention Requirements for RMPs. However, this has been subject to both attempted regulatory rollback and litigation. The final status of these rules remains uncertain.

Physical Security

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (DHS) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information. Congress reauthorized this program in January 2019, and both Congress and DHS have indicated that they intend to propose revisions to the program’s implementation. We cannot predict what action, if any, Congress or DHS may take at this time.

Cybersecurity

We have become increasingly dependent on the systems, networks and technology that we use to conduct almost all aspects of our business, including the operation of our gathering, processing, transportation and storage assets, the recording of commercial transactions, and the reporting of financial information. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our vendors, customers and other business partners. We have existing, and continue to develop, systems in place to monitor and address the risk of cybersecurity breaches in our business, operations and control environments. We routinely review and update those systems as the nature of that risk requires. Although we have not experienced any cybersecurity incidents that have significantly impacted any of our business, operations or control environments, a significant cybersecurity incident could have a material effect on our results of operations.

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

We have adopted policies, procedures, and practices to comply with environmental laws and regulations, and we incur significant costs in connection with compliance. In 2018, we incurred approximately $1 million in maintenance capital expenditures in connection with routine environmental compliance with existing laws and regulations, such as environmental controls, monitoring, testing and permit compliance. We expect to incur expenditures for routine environmental compliance with existing laws and regulations of $2 million in 2019. We also incur, and expect to continue to incur, additional costs in connection with spill response and construction. With respect to construction, existing environmental laws and regulations impact the cost of planning, design, permitting, installation, and start-up. While we cannot predict the outcome of legislative or regulatory initiatives, we anticipate that environmental requirements will continue to become more restrictive over time. As a result, we may incur significant additional costs to comply with any new environmental laws and regulations applicable to our operations. For more information, please read Item 1A. “Risk Factors–Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.”

Air

Our operations are subject to the federal Clean Air Act (CAA), as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions (including greenhouse gas emissions as discussed below), obtain and strictly comply with air permits containing various emissions and operational limitations or install emission control equipment. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (NAAQS) for ozone from 75 to 70 parts per billion, and the agency completed attainment/non-attainment designations in July 2018. Some of our facilities are located in designated non-attainment areas. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment and technology in connection with obtaining and maintaining operating permits and approvals for air emissions.

Climate Change

There has been a wide-ranging policy debate, both nationally and internationally, regarding climate change, greenhouse gas (GHG) emissions, and possible means for the regulation of GHG emissions. Examples of GHGs include methane, which is a primary component of natural gas, and carbon dioxide, which is a byproduct of the combustion of natural gas as well as the treatment of raw gas before it is delivered to pipelines in a merchantable state of quality. Various laws and regulations exist or are under development to regulate the emission of GHGs, including EPA programs to control GHGs and state actions to develop statewide or regional programs to control GHGs. In addition, the United States Congress has, from time to time, considered adopting legislation to reduce GHG emissions.

The EPA has published findings that certain GHGs may endanger human health, and the EPA has adopted regulations requiring the reporting and permitting of GHG emissions under the CAA. Our operations are subject to those regulations. Those regulations require monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, gathering and processing facilities which include certain of our operations, and the permitting of large stationary sources of GHG under the CAA’s Prevention of Significant Deterioration and Title V programs. Moreover, in June 2016, the EPA published New Source Performance Standards (NSPS), known as Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions through a combination of emission control devices and implementation of enhanced leak detection and repair practices. Following the change in presidential administrations, there have been attempts to modify these regulations, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the historical trend towards stricter regulation of GHG emissions, it is possible that new federal methane rules may be proposed or finalized in the future.

Several states have adopted laws and regulations intended to reduce the emission of GHGs, including through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The states where our operations are currently located (Alabama, Arkansas, Illinois, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, North Dakota, Tennessee, and Texas) are not among them; however, they may choose to promulgate such rules in the future.

While we cannot predict the outcome of legislative or regulatory initiatives, we anticipate that initiatives to reduce GHG emissions will continue to develop. The adoption of state or federal legislation or regulatory programs to reduce emissions of GHGs, including methane and carbon dioxide, could require us to incur increased operating costs, such as costs to purchase and operate emissions monitoring and control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming natural gas and other hydrocarbons, and thereby reduce demand for, the natural gas we gather, treat and transport. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades. However, recent activism directed at shifting funding away from companies with energy-related assets could result in limitations or restrictions on certain sources of funding for the energy sector.

National Environmental Policy Act (NEPA)

NEPA provides for an environmental impact assessment process in connection with certain projects that involve federal lands or require approvals by federal agencies. The NEPA process implicates a number of other environmental laws and regulations, including the Endangered Species Act, Migratory Bird Treaty Act, Rivers and Harbors Act, Clean Water Act, Bald and Golden Eagle Protection Act, Fish and Wildlife Coordination Act, Marine Mammal Protection Act and National Historic Preservation Act. The NEPA review process can be lengthy and subjective and can cause delays in projects. Our projects that are subject to the NEPA can include pipeline construction and pipeline integrity projects that involve federal lands or require approvals by federal agencies. Ineffective implementation of the NEPA process could cause significant impacts to such projects in the form of delays or significant compliance costs.

Protected Species

Certain federal laws, including the Bald and Golden Eagle Protection Act, the Migratory Bird Treaty Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for unpermitted activities that result in harm to or harassment of certain protected animals and plants, including damage to their habitats. If such species are located in an area in which we conduct operations, or if additional species in those areas become subject to protection, our operations and development projects, particularly pipeline projects, could be restricted or delayed, or we could be required to implement expensive mitigation measures. The designation of previously unprotected species, such as the Lesser Prairie Chicken, as threatened or endangered in areas where our operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our customer’s exploration and production activities that could have an adverse impact on demand for our services. Portions of the basins we serve are designated as critical or suitable habitat for threatened and endangered species. If additional portions of the basins we serve were designated as critical or suitable habitat for threatened and endangered species, it could adversely impact the cost of operating our systems and of constructing new facilities. Management believes that we are in material compliance with all applicable laws providing special protection to designated species.

Hazardous Substances and Waste

Our operations are subject to federal and state environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes, and petroleum hydrocarbons. For instance, our operations are subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund), as amended, and comparable state cleanup laws that impose liability, without regard to the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may, jointly and severally, be subject to strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Because we utilize various products and generate wastes that are considered hazardous substances for purposes of CERCLA, we could be subject to liability for the costs of cleaning up and restoring sites where those substances have been released to the environment.

Our operations also generate solid and hazardous wastes that are subject to the federal Resource Conservation and Recovery Act of 1976 (RCRA) as well as comparable state laws. While RCRA regulates both solid and hazardous wastes, it imposes detailed requirements for the handling, storage, treatment and disposal of hazardous waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as “hazardous wastes” and therefore be subject to more rigorous and costly disposal requirements. Such changes to the law could have an impact on our capital expenditures and operating expenses. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil, natural gas and NGL wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil, natural gas and NGL wastes or to sign a determination that revision of the regulations is not necessary. We cannot predict whether the EPA will meet this deadline. If the EPA proposes rulemaking for revised oil and natural gas regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any such change could result in an increase in the costs to manage and dispose of wastes, which could increase the costs of our operators’ operations. Further, these currently RCRA-exempt oil and gas exploration and production wastes may still be regulated under state law or RCRA’s less stringent solid waste requirements. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or a comparable state law regime.

Water

Our operations are subject to the federal Clean Water Act (CWA) and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants, including discharges resulting from a spill or leak, is prohibited unless authorized by a permit or other agency approval. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from some of our facilities. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. In June 2015, the EPA and United States Army Corps of Engineers (the “Corps”) published a final rule attempting to clarify the federal jurisdictional reach over WOTUS. Several legal challenges to the rule followed, along with attempts to stay implementation following the change in presidential administrations. Currently, the WOTUS rule is active in 22 states and enjoined in 28 states. However, in December 2018, the EPA and the Corps proposed changes to regulations under the CWA that would provide discrete categories of jurisdictional waters and tests for determining whether a particular waterbody meets any of those classifications. Several groups have already announced their intentions to challenge the proposed WOTUS replacement rule. Therefore, the scope of jurisdiction under the CWA is uncertain at this time. Separately, spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon tank spill, rupture or leak. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with many of these requirements.
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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is regulated by state agencies, typically the state’s commission that regulates oil and gas production. A number of federal agencies, including the EPA and the U.S. Department of Energy, have analyzed, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA finalized regulations under the CWA in June 2016 prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations.

State and federal regulatory agencies also recently focused on a possible connection between the operation of injection wells used for oil and gas wastewater disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the

United States Geological Survey identified six states with the most significant hazards from induced seismicity: Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity through restrictions on disposal wells or enhanced well construction and monitoring requirements. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the wastewater disposal process.

If new laws or regulations that significantly restrict hydraulic fracturing or wastewater disposal wells are adopted, such laws could lead to greater opposition to, and litigation concerning, related oil and gas producing activities and to operational delays or increased operating costs for our customers, which in turn could reduce the demand for our services. For more information, please read Item 1A. “Risk Factors–Increased regulation of hydraulic fracturing and waste water injection wells could result in reductions or delays in natural gas production by our customers, which could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.”

Our Employees

As of December 31, 2018, we employ approximately 1,705 employees with an additional 89 individuals providing services to us as seconded employees of OGE Energy. Personnel remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy, in order to continue their participation in OGE Energy’s defined benefit and retiree medical plans. Please read Item 13. “Certain Relationships and Related Transactions, and Director Independence—Employee Secondment” for a description of the agreements governing these relationships.

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

As contracts with our existing suppliers and customers expire, we negotiate extensions or renewals of those contracts or enter into new contracts with other suppliers and customers. We may be unable to extend or renew existing contracts or enter into new contracts on favorable commercial terms, if at all. Depending on prevailing market conditions at the time of an extension or renewal, gathering and processing customers with fee-based contracts may desire to enter into contracts under different fee arrangements, and gathering and processing customers with contracts that contain minimum volume commitments may desire to enter into contracts without minimum volume commitments. Likewise, our transportation and storage customers may choose not to extend or renew expiring contracts based on the economics of the related areas of production. To the extent we are unable to renew or replace our expiring contracts on terms that are favorable to us, if at all, or successfully manage our overall contract mix over time, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

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

For the year ended December 31, 2018, 61% of our natural gas gathered volumes were attributable to the affiliates of Continental, Vine, GeoSouthern, XTO and Tapstone and 51% of our transportation and storage service revenues were attributable to affiliates of CenterPoint Energy, Spire, Continental, AEP and OGE Energy. The loss of all or even a portion of the gathering and processing or transportation and storage services for any of these customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition or otherwise, could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

Our businesses are dependent, in part, on the drilling and production decisions of others.

Our businesses are dependent on the drilling and production of natural gas and crude oil. We have no control over the level of drilling activity in our areas of operation, or the amount of natural gas, NGL and crude oil reserves associated with wells connected to our systems. In addition, as the rate at which production from wells currently connected to our system naturally declines over time, our gross margin associated with those wells will also decline. To maintain or increase throughput levels on our gathering and transportation systems and the asset utilization rates at our natural gas processing plants, our customers must continually obtain new natural gas, NGL and crude oil supplies. The primary factors affecting our ability to obtain new supplies of natural gas, NGLs and crude oil and attract new customers to our assets are the level of successful drilling activity near our systems, our ability to compete for volumes from successful new wells and our ability to expand our capacity as needed. If we are not able to obtain new supplies of natural gas, NGLs and crude oil to replace the natural decline in volumes from existing wells, throughput on our gathering, processing, transportation and storage facilities would decline, which could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders. We have no control over producers or their drilling and production decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected commodity prices, including the prices of natural gas, NGLs and crude oil;

•	demand for natural gas, NGLs and crude oil;

•	levels of reserves;

•	geological considerations;

•	environmental or other governmental regulations, including the availability of drilling permits, the regulation of hydraulic fracturing, and the regulation of air emissions; and

•	the availability of drilling rigs and other costs of production and equipment.

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

Our industry is highly competitive and increased competitive pressure could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

Our business plan calls for investment in capital improvements and additions. For the year ending December 31, 2019, we estimate that expansion capital could range from approximately $325 million to $425 million and our maintenance capital could range from approximately $105 million to $125 million.

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

Our natural gas processing arrangements expose us to commodity price fluctuations. In 2018, 6%, 27%, and 67% of our processing plant inlet volumes consisted of keep-whole arrangements, percent-of-proceeds or percent-of-liquids, and fee-based, respectively. If the price at which we sell natural gas or NGLs is less than the cost at which we purchase natural gas or NGLs under these arrangements, then our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

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

Some of our customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. In addition, many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of our customers’ liquidity and limit their ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Financial problems experienced by our customers could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail their future use of our products and services, which could reduce our revenues.

We provide certain transportation and storage services under fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

We have been authorized by the Federal Energy Regulatory Commission, or FERC, to provide transportation and storage services at our facilities at negotiated rates. As of December 31, 2018, approximately 44% of our aggregate contracted firm transportation capacity on EGT and MRT and 45% of our aggregate contracted firm storage capacity on EGT and MRT, was subscribed under such “negotiated rate” contracts. These contracts generally do not include provisions allowing for adjustment for increased costs due to inflation, pipeline safety activities or other factors that are not tied to an applicable tracking mechanism authorized by FERC. Successful recovery of any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, is not assured under current FERC policies. If our costs increase and we are not able to recover any shortfall of revenue associated with our negotiated rate contracts, the cash flow realized by our systems could decrease and, therefore, the cash we have available for distribution to our unitholders could also decrease.

If third-party pipelines and other facilities interconnected to our gathering, processing or transportation facilities become partially or fully unavailable to us for any reason, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

We depend upon (i) third-party pipelines to deliver natural gas to, and take natural gas from, our natural gas transportation systems, (ii) third-party pipelines and other facilities to take crude oil from our crude oil gathering systems, and, in some cases, (iii) third-party facilities to process natural gas from our gathering systems. We also depend on third-party facilities to transport and fractionate NGLs that are delivered to the third party at the tailgates of our processing plants. Fractionation is the separation of the heterogeneous mixture of extracted NGLs into individual components for end-use sale. For example, an outage or disruption on certain pipelines or fractionators operated by a third party could result in the shutdown of certain of our processing plants and gathering systems, and a prolonged outage or disruption could ultimately result in a reduction in the volume of natural gas we gather and NGLs we are able to produce. Additionally, we depend on third parties to provide electricity for compression at many of our facilities. Since we do not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within our control. If any of these third-party pipelines or other facilities become partially or fully unavailable to us for any reason, our financial position, results of operations and ability to make cash distributions to unitholders could be adversely affected.

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

We conduct a portion of our operations through joint ventures with third parties, including Enbridge Inc., DCP Midstream Partners, LP, CVR Refining, LP, Trans Louisiana Gas Pipeline, Inc. and Pablo Gathering LLC. We may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected.

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

The risks described above or the failure to continue our joint ventures or to resolve disagreements with our joint venture partners could adversely affect our ability to transact the business that is the subject of such joint venture, which would in turn adversely affect our financial position, results of operations and ability to make cash distributions to unitholders. The agreements under which we formed certain joint ventures may subject us to various risks, limit the actions we may take with respect to the assets subject to the joint venture and require us to grant rights to our joint venture partners that could limit our ability to benefit fully from future positive developments. Some joint ventures require us to make significant capital expenditures. If we do not timely meet our financial commitments or otherwise do not comply with our joint venture agreements, our rights to participate, exercise operator rights or otherwise influence or benefit from the joint venture may be adversely affected. Certain of our joint venture partners may have substantially greater financial resources than we have, and we may not be able to secure the funding necessary to participate in operations our joint venture partners propose, thereby reducing our ability to benefit from the joint venture.

Under certain circumstances, Enbridge Inc. could have the right to purchase an ownership interest in SESH at fair market value.

We own a 50% ownership interest in SESH. The remaining 50% ownership interests are held by Enbridge Inc. As of December 31, 2018, CenterPoint Energy owns 54.0% of our common units, 100% of our Series A Preferred Units and a 40% economic interest in our general partner. Pursuant to the terms of the limited liability company agreement of SESH, as amended (the SESH LLC Agreement), if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its interests in us and in our general partner, or does not have the ability to exercise certain control rights, Enbridge Inc. could have the right to purchase our interest in SESH at fair market value, subject to certain exceptions.

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

Goodwill is evaluated for impairment on an annual basis as well as when events or circumstances change that would more likely than not reduce the fair value of a reporting unit to below its carrying amount. An impairment of goodwill is recognized if the carrying value of a reporting unit exceeds its fair value and the carrying amount of that reporting unit’s goodwill exceeds the implied value of that goodwill. As of December 31, 2018, we have goodwill of $98 million as a result of the acquisition of Velocity Holdings, LLC in the fourth quarter of 2018 and Align Midstream, LLC in the fourth quarter of 2017.

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

•	inadvertent damage from construction, vehicles and farm and utility equipment;

•	leaks of natural gas, NGLs, crude oil and other hydrocarbons or losses of natural gas, NGLs and crude oil as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

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

As of December 31, 2018, we have 89 employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who are seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. If seconding is terminated, employees of OGE Energy that we determine to hire are under no obligation to accept our offer of employment on the terms we provide, or at all.

Our ability to grow is dependent in part on our ability to access external financing sources on acceptable terms.

Our operating subsidiaries distribute all of their available cash to us, and we distribute all of our available cash to our unitholders. As a result, we and our operating subsidiaries rely significantly upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. To the extent we or our operating subsidiaries are unable to finance growth externally or through internally generated cash flows, our and our operating subsidiaries’ cash distribution policy may significantly impair our and our operating subsidiaries’ ability to grow. In addition, because we and our operating subsidiaries distribute all available cash, our and our operating subsidiaries’ growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. For further information related to distributions of available cash, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We depend in part on access to the capital markets and other external financing sources to fund our expansion capital expenditures, although we have also increasingly relied on cash flow generated from our operations to fund our expansion capital expenditures. Historically, unit prices of midstream master limited partnerships have experienced periods of volatility. In addition, because our common units are yield-based securities, rising market interest rates could impact the relative attractiveness of our common units to investors. As a result of capital market volatility, we may be unable to issue equity or debt on satisfactory terms, or at all, which may limit our ability to expand our operations or make future acquisitions.

In the first quarter of 2016, CenterPoint Energy announced that it was evaluating strategic alternatives for its investment in Enable. In the first quarter of 2018, CenterPoint Energy disclosed that it had decided not to pursue a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code at that time and that, while a transaction for all of its interests in the Partnership was not viable at that time, it may pursue such a transaction if it becomes viable in the future. CenterPoint Energy also disclosed that it may reduce its investment in the Partnership through a sale of all or a portion of the Partnership common units it owns in the public equity markets or otherwise, subject to certain limitations. CenterPoint Energy’s disclosure, as well as any sales by CenterPoint Energy of the common units it holds in the public equity markets, could have an adverse impact on the market for our common units, including our ability to issue equity on favorable terms to fund our capital needs or at all.

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

As of December 31, 2018, we had approximately $2.9 billion of long-term debt outstanding, excluding the premiums, discounts and unamortized debt expense on senior notes. In addition, as of December 31, 2018, we had $649 million outstanding under our commercial paper program and $500 million outstanding under our 2019 Notes, excluding unamortized debt expense. We have a $1.75 billion Revolving Credit Facility for working capital, capital expenditures and other partnership purposes, including acquisitions, with approximately $250 million in borrowings outstanding and $848 million remaining available as of February 1,

2019. We have the ability to incur additional debt, subject to limitations in our credit facilities. The levels of our debt could have important consequences, including the following:

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

As cybersecurity attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cybersecurity attacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. To date we have not experienced any material losses relating to cybersecurity attacks; however, there can be no assurance that we will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

Additionally, in order to obtain permits and renewals of permits and other approvals in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed pipeline or processing-related activities may have on the environment, individually or in the aggregate, including on public and American Indian tribal lands. Certain approval procedures may require preparation of archaeological surveys, wetland delineations, endangered species surveys and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements may be expensive and may significantly lengthen the time required to prepare applications and to receive authorizations and consequently could disrupt our project construction schedules.

Costs of compliance with existing environmental laws and regulations are significant, and the cost of compliance with future environmental laws and regulations may adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

We are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and health and safety that could, among other things, delay or increase our costs of construction, restrict or limit the output of certain facilities and/or require additional pollution control equipment and otherwise increase costs. For instance, in May 2016, the EPA issued final NSPS, known as subpart OOOOa, governing methane emissions imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage, and transmission facilities. These rules have required changes to our operations, including the installation of new equipment to control emissions. Following the change in presidential administrations, there have been attempts to modify these regulations, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, several states are pursuing similar measures to regulate emissions of methane from new and existing sources. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations. Future federal and state regulations relating to our gathering and processing, transmission, and storage operations remain a possibility and could result in increased compliance costs on our operations. Furthermore, if new or more stringent federal, state or local legal restrictions are adopted in areas where our oil and natural gas exploration and production customers operate, they could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells, some or all of which could adversely affect demand for our services to those customers.

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

Hydraulic fracturing is a common practice that is used by many of our customers to stimulate production of natural gas and crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, certain federal agencies have proposed additional laws and regulations to more closely regulate the hydraulic fracturing process. In past sessions, Congress has considered, but not passed, legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act (SDWA) and to require disclosure of the chemicals used in the hydraulic fracturing process. The EPA has issued regulations and guidance for hydraulic fracturing operations under several statutes.

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

State and federal regulatory agencies have also focused on a possible connection between the operation of injection wells used for oil and gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. When caused by human activity, such events are called induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In March 2017, the United States Geological Survey produced an updated seismic hazard survey that forecasted lower earthquake rates in regions of induced activity, but still showed significantly elevated hazards in the central and eastern United States. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. For example, the OCC has implemented volume reduction plans, and at times required shut-ins, for disposal wells injecting wastewater from oil and gas operations into the Arbuckle formation. In February 2018, the OCC revised well completion seismicity guidelines for operators in the SCOOP and STACK to reduce the threshold of seismic readings required to suspend hydraulic fracturing operations in some circumstances. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and gas activities utilizing hydraulic fracturing or injection wells for waste disposal. Additional legislation or regulation could also lead to operational delays or increased operating costs for our customers, which in turn could reduce the demand for our services.

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

Because our operations emit various types of greenhouse gases, legislation and regulations governing greenhouse gas emissions could increase our costs related to operating and maintaining our facilities and could delay future permitting. At the federal level, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, require the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States on an annual basis, which include certain of our operations. Additional rules, such as the updates to the oil and gas NSPS requirements finalized by the EPA in May 2016 could affect our ability to obtain air permits for new or modified facilities or require our operations to incur additional expenses to control air emissions by installing emissions control technologies and adhering to a variety of work practice and other requirements. Following the change in presidential administrations, there have been attempts to modify these regulations, and litigation concerning the regulations is ongoing. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. If upheld, these requirements could increase the costs of development and production, reducing the profits available to us and potentially impairing our operator’s ability to economically develop our properties.

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

Increased regulatory-imposed costs may also increase the cost of consuming, and thereby reduce demand for, the products that we gather, treat and transport. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that oil and gas will continue to represent a major share of global energy use through 2040, and other private sector studies project continued growth in demand for the next two decades.

Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect our results of operations.

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

Our natural gas interstate pipelines are regulated by FERC under the Natural Gas Act of 1938, or NGA, the Natural Gas Policy Act of 1978, or NGPA, and the Energy Policy Act of 2005, or EPAct of 2005. Generally, FERC’s authority over interstate natural gas transportation extends to:

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the EPAct of 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to approximately $1.27 million per day for each violation and possible criminal penalties of up to approximately $1.27 million per violation.

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

Our crude oil gathering systems in the Williston Basin are subject to common carrier regulation by FERC under the Interstate Commerce Act, or ICA. The ICA requires that we maintain tariffs on file with FERC setting forth the rates we charge for providing transportation services, as well as the rules and regulations governing such services. The ICA also requires, among other things, that our rates must be “just and reasonable” and that we provide service in a manner that is nondiscriminatory. Shippers on our FERC-regulated crude oil gathering systems may protest our tariff filings, file complaints against our existing rates, or FERC can investigate our rates on its own initiative. If FERC finds that our existing or proposed rates are unjust and unreasonable, it could deny requested rate increases or could order us to reduce our rates and could require the payment of reparations to complaining shippers for up to two years prior to the complaint.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which reduced the highest marginal United States federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In a series of related issuances on March 15, 2018, the FERC issued a Revised Policy Statement stating that it will no longer permit pipelines organized as master limited partnerships to recover an income tax allowance in their cost-of-service rates. On July 18, 2018, FERC issued a Final Rule adopting procedures that are generally the same as proposed in a March 15, 2018 NOPR implementing the Revised Policy Statement and the corporate income tax rate reduction with certain clarifications and modifications. For more information, please read Item 1, “Business-Rate and Other Regulation.”

If FERC requires us to establish new tariff rates for either our natural gas or crude oil pipelines that reflect a lower federal corporate income tax rate, it is possible the rates would be reduced, which could adversely affect our financial position, results of operations and ability to make cash distributions to our unitholders.

Our operations may also be subject to regulation by state and local regulatory authorities. Changes or additional regulatory measures adopted by such authorities could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

Our pipeline operations that are not regulated by FERC may be subject to state and local regulation applicable to intrastate natural and transportation services. State and local regulations generally focus on safety, environmental and, in some circumstances, prohibition of undue discrimination among shippers. Additional rules and legislation pertaining to these matters are considered and, in some instances, adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but we could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Other state and local regulations also may affect our business. Any such state or local regulation could have an adverse effect on our business and our financial position, results of operations and ability to make cash distributions to unitholders. For more information, please read Item 1, “Business-Rate and Other Regulation.”

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Our natural gas gathering and intrastate transportation systems are generally exempt from the jurisdiction of FERC under the NGA, and our crude oil gathering system in the Anadarko Basin is generally exempt from the jurisdiction of FERC under the ICA. Nevertheless, FERC regulation may indirectly impact these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on interstate open access transportation, ratemaking, capacity release, and market center promotion may indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure you that FERC will continue to pursue this approach as it considers matters such as pipeline rates and rules and policies that may indirectly affect the intrastate natural gas transportation business. Although FERC has not made a formal determination with respect to all of our facilities we consider to be engaged in natural gas gathering or a formal determination with respect to our facilities that we consider to be engaged in intrastate crude oil gathering, management believes that our natural gas gathering facilities meet the traditional tests that FERC has used to determine that a pipeline is a natural gas gathering pipeline and our intrastate crude oil gathering facilities meet the traditional tests that FERC has used to determine that a pipeline is not engaged in interstate crude oil transportation. The distinction between FERC-regulated facilities, however, has been the subject of substantial litigation, and FERC determines whether facilities are subject to regulation under the NGA or the ICA on a case-by-case basis, so the classification and regulation of our facilities is subject to change based on future determinations by FERC, the courts or Congress. If FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our financial condition, results of operations and ability to make cash distributions to our unitholders. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA, NGPA or ICA, this could result in the imposition of substantial civil penalties, as well as a requirement to disgorge revenues collected for such services in excess of the maximum rates established by FERC.

Natural gas gathering and intrastate crude oil gathering may receive greater regulatory scrutiny at the state level; therefore, these operations could be adversely affected should they become subject to the application of state regulation of rates and services. Our gathering operations could also be subject to safety and operational regulations relating to the design, construction, testing, operation, replacement and maintenance of gathering facilities. We cannot predict what effect, if any, such changes might have on our operations, but we could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

We may incur significant costs and liabilities resulting from compliance with pipeline safety laws and regulations, pipeline integrity and other similar programs and related repairs.

Certain of our pipeline operations are subject to pipeline safety laws and regulations. PHMSA regulates safety requirements for the design, construction, maintenance and operation of jurisdictional natural gas and hazardous liquids pipeline facilities. All of our interstate and intrastate natural gas transportation pipeline facilities are PHMSA jurisdictional and certain of our natural gas gathering, NGL, and crude oil pipeline facilities are PHMSA jurisdictional. Among other things, these laws and regulations require pipeline operators to develop integrity management programs, including more frequent inspections and other measures for pipelines located in “high consequence areas.” The regulations require operators, including us, to, among other things:

•	perform ongoing assessments of pipeline integrity;

•	develop a baseline plan to prioritize the assessment of a covered pipeline segment;

•	identify and characterize applicable threats that could impact a high consequence area;

•	improve data collection, integration, and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating action.

Failure to comply with PHMSA or comparable state pipeline safety regulations could result in a number of consequences which may have an adverse effect on our operations. We incur significant costs associated with our compliance with existing PHMSA and comparable state pipeline regulations. We incurred maintenance capital expenditures and operation and maintenance expenses of $54 million in 2018 and currently estimate that we will incur maintenance capital expenditures and operation and maintenance expenses of up to $65 million in 2019 under our pipeline safety program, including costs related to integrity assessments and repairs, threat and risk analyses, implementing preventative and mitigative measures, and conducting activities to support

MAOP or MOP. We may incur significant cost associated with repair, remediation, preventive and mitigation measures associated with our integrity management programs for pipelines that are not currently subject to regulation by PHMSA.

Changes to pipeline safety regulations occur frequently. For example, PHMSA is expected to publish finalized regulations in 2019, for both gas and hazardous liquids pipelines, that will significantly extend and expand the reach of certain PHMSA integrity management requirements (e.g., period assessments, leak detection and repairs) regardless of proximity to a high consequence area. The final rules will also impose new requirements for certain unregulated pipelines, including gathering lines. The adoption of new regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased and potentially significant operational costs.

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

The CFTC has imposed mandatory clearing requirements on certain categories of swaps, including certain interest rate swaps, but has exempted derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, where a counterparty such as us has a required identification number, is not a financial entity as defined by the regulations, and meets a minimum asset test. Management believes our hedging transactions qualify for this “commercial end-user” exception. The Dodd-Frank Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty.

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

•
Some of the directors of our general partner are also officers and/or directors of CenterPoint Energy or OGE Energy and will owe fiduciary duties to their respective companies. These individuals may also devote significant time to the business of CenterPoint Energy or OGE Energy, respectively.

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

Our Partnership Agreement requires that we distribute all of our available cash to our unitholders and will rely primarily upon external financing sources, including commercial borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. For further information related to distributions of available cash, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, because we are required to distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement or in our credit facility that limit our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which in turn may impact the available cash that we have to distribute to our unitholders.

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

The unitholders are unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent its removal. The vote of the holders of at least 75% of all outstanding units voting together as a single class is required to remove our general partner. As of February 1, 2019, affiliates of our general partner owned 79.6% of our aggregate outstanding common units.

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

As of February 1, 2019, CenterPoint Energy held 233,856,623 common units and 14,520,000 Series A Preferred Units, and OGE Energy held 110,982,805 common units. Our Series A Preferred Units are convertible into common units upon a change of control or certain fundamental transactions at the option of the holders of such units. Both our common units held by CenterPoint Energy and OGE Energy, as well as our Series A Preferred Units held by CenterPoint Energy, are subject to certain registration rights. In addition, in the first quarter of 2016, CenterPoint Energy announced that it was evaluating strategic alternatives for its investment in Enable. In the first quarter of 2018, CenterPoint Energy disclosed that it had decided not to pursue a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code at that time and that, while a transaction for all of its interests in the Partnership was not viable at that time, it may pursue such a transaction if it becomes viable in the future. CenterPoint Energy also disclosed that it may reduce its investment in the Partnership through a sale of all or a portion of the Partnership common units it owns in the public equity markets or otherwise, subject to certain limitations. While there can be no assurances that these evaluations will result in any specific action, CenterPoint Energy’s disclosure, as well as any sales by CenterPoint Energy of the common units it holds in the public equity markets, could have an adverse impact on the market for our common units, including our ability to issue equity on favorable terms to fund our capital needs or at all. Any sale of our general partner by CenterPoint Energy or OGE Energy may impact our strategic direction, business or results of operations.

Our general partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 90% of our common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of the Partnership Agreement. If our general partner and its affiliates reduce their ownership percentage to below 70% of the outstanding units, the ownership threshold to exercise the call right will be permanently reduced to 80%. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any positive return on their investment. Our unitholders may also incur a tax liability upon any such sale of their units. As of February 1, 2019, affiliates of our general partner owned approximately 79.6% of our outstanding common units. If we assume the conversion of our Series A Preferred Units using the closing price of our units as of February 1, 2019, affiliates of our general partner will then own 80.7% of our aggregate outstanding common units. Affiliates of our general partner may acquire additional common units from us in connection with future transactions or through open-market or negotiated purchases.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for both the obligations of the transferor to make contributions to the Partnership that are known to the transferee at the time of transfer and for unknown obligations if the liabilities could have been determined from the Partnership Agreement. Neither liabilities to partners on account of their partnership interest nor liabilities that are non-recourse to the Partnership are counted for purposes of determining whether a distribution is permitted.

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

Our Series A Preferred Units rank senior to all of our other classes or series of equity securities with respect to distribution rights and rights upon liquidation. We cannot declare or pay a distribution to our common unitholders for any quarter unless full distributions have been or contemporaneously are being paid on all outstanding Series A Preferred Units for such quarter. These preferences could adversely affect the market price for our common units or could make it more difficult for us to sell our common units in the future.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which changed from 35% to 21% for tax years beginning after December 31, 2017 and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to such unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes there would be material reductions in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units. This could adversely affect our financial position, results of operations and ability to make cash distributions to unitholders.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes.

Any modification to the federal income tax laws and interpretations thereof could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect of your investment in our common units.

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

A unitholder’s share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. The ratio of a unitholder’s share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the Tax Cuts and Jobs Act, for taxable years beginning after 2017 the net interest expense deductions of certain business entities, including us, are limited to 30% of such entity’s “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholder’s taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.

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

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that such election will be practical, permissible or effective under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, we may require our unitholders and former unitholders to reimburse us for such taxes (including any applicable penalties or interest) or, if we are required to bear such payment, our cash available for distribution to our unitholders might be substantially reduced. In addition, because payment would be due during the year in which the audit is completed, unitholders during that year would bear the burden of the adjustment even if they were not unitholders during the audited taxable year.

In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by the amount of any suspended passive loss carryovers of specified unitholders (without any compensation from us to such unitholders). Such reduction, if approved by the IRS, will be binding on any affected unitholders.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If any of our unitholders sells their common units, such unitholders must recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and such unitholder’s tax basis in those common units. Because distributions in excess of such unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in such unitholder’s common units, the amount, if any, of such prior excess distributions with respect to the common units such unitholder sells will, in effect, become taxable income if such unitholder sells such common units at a price greater than its tax basis in those common units, even if the price such unitholder receives is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale or other disposition of such unitholder’s common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its common units, it may incur a tax liability in excess of the amount of cash it receives from the sale. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than the unitholder's adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its common units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income (UBTI) and will be taxable to the exempt organization as UBTI on the exempt organization’s tax return in the year the exempt organization is allocated the income. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the UBTI of such tax-exempt entity separately with respect to each trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

Under the Tax Cuts and Jobs Act, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.

If you are a tax-exempt entity or a non-U.S. person, you should consult a tax advisor before investing in our common units.

We treat each holder of our common units as having the same tax benefits without regard to the actual common units held. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. A successful IRS challenge also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to such unitholder’s tax returns.

We generally prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NYSE under the symbol “ENBL.” As of February 1, 2019, there were 433,247,600 common units outstanding and approximately 11 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(In millions, except for per unit data)
Results of Operations Data:
Revenues (1)	$3,431	$2,803	$2,272	$2,418	$3,367
Cost of natural gas and natural gas liquids, excluding depreciation and amortization (1)	1,819	1,381	1,017	1,097	1,914
Operation and maintenance, General and administrative	501	464	465	522	527
Depreciation and amortization	398	366	338	318	276
Impairments	—	—	9	1,134	8
Taxes other than income tax	65	64	58	59	56
Operating income (loss)	648	528	385	(712)	586
Interest expense	(152)	(120)	(99)	(90)	(70)
Equity in earnings of equity method affiliates	26	28	28	29	20
Other, net	—	—	—	2	(1)
Income (loss) before income taxes	522	436	314	(771)	535
Income tax (benefit) expense	(1)	(1)	1	—	2
Net income (loss)	$523	$437	$313	$(771)	$533
Less: Net income (loss) attributable to noncontrolling interests	2	1	1	(19)	3
Net income (loss) attributable to limited partners	$521	$436	$312	$(752)	$530
Less: Series A Preferred Unit distributions	36	36	22	—	—
Net income (loss) attributable to common and subordinated units	$485	$400	$290	$(752)	$530
Basic earnings (loss) per common limited partner unit (2)	$1.12	$0.92	$0.69	$(1.78)	$1.29
Diluted earnings (loss) per common limited partner unit (2)	$1.11	$0.92	$0.69	$(1.78)	$1.28
Basic and diluted earnings (loss) per subordinated limited partner unit (3)	$—	$0.93	$0.68	$(1.78)	$1.28
Distributions declared per unit (4)					$0.4534
Distributions declared per unit (5)	$1.2720	$1.2720	$1.2720	$1.2645	$0.8577
____________________

(1)	Revenues and Cost of natural gas and natural gas liquids, excluding depreciation and amortization are shown under the guidance of ASC 606 for 2018 and under ASC 605 for 2017 and prior.

(2)	Historical basic and diluted earnings per common limited partner unit reflects the 1 for 1.279082616 reverse unit split effected on March 25, 2014.

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

(5)	Distributions attributable to periods subsequent to the IPO are in accordance with the Partnership Agreement. Distributions declared per unit relate to common and subordinated units.

	December 31,
	2018	2017	2016	2015	2014

	(In millions)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$10,871	$10,355	$10,143	$10,131	$9,582
Total assets	12,444	11,593	11,212	11,226	11,837
Total debt	4,278	3,450	2,993	3,270	2,544
Partners’ Equity	7,618	7,654	7,794	7,531	8,823

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(In millions, except for operating data)
Cash Flow Data:
Net cash flows provided by (used in):
Operating activities	$924	$834	$721	$726	$769
Investing activities	(1,154)	(706)	(367)	(946)	(815)
Financing activities	233	(132)	(335)	212	(50)

Other Financial Data (1):
Gross margin	$1,612	$1,422	$1,255	$1,321	$1,453
Adjusted EBITDA	1,074	924	873	801	881
DCF	760	660	639	538	634

Operating Data:
Natural gas gathered volumes—TBtu	1,637	1,300	1,143	1,148	1,221
Natural gas gathered volumes—TBtu/d	4.48	3.56	3.13	3.14	3.34
Natural gas processed volumes—TBtu	877	715	658	651	569
Natural gas processed volumes—TBtu/d	2.40	1.96	1.80	1.78	1.56
NGLs produced—MBbl/d (2)	129.98	90.11	78.70	73.55	66.74
NGLs sold—MBbl/d (2)(3)	132.06	92.21	78.16	75.55	68.67
Condensate sold—MBbl/d	5.90	4.79	5.27	5.13	4.38
Crude oil and condensate gathered volumes—MBbl/d	41.07	25.56	25.00	13.86	3.64
Transported volumes—TBtu	2,028	1,838	1,788	1,814	1,808
Transported volumes—TBtu/d	5.56	5.04	4.88	4.97	4.95
Interstate firm contracted capacity—Bcf/d	5.94	6.21	7.04	7.19	7.73
Intrastate average deliveries—TBtu/d	2.08	1.88	1.72	1.84	1.61
____________________

(1)
See “Reconciliations of Non-GAAP Financial Measures” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Gross margin, Adjusted EBITDA and DCF to their most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Our Operations

Our assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Our gathering and processing segment primarily provides natural gas gathering and processing services to our producer customers and crude oil, condensate and produced water gathering services to our producer and refiner customers. Our transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers.

Our gathering and processing assets include approximately 13,400 miles of natural gas gathering pipelines, 15 natural gas processing plants with approximately 2.6 Bcf/d of processing capacity and approximately 1,160,900 horsepower of compression as of December 31, 2018 in the Anadarko, Arkoma and Ark-La-Tex Basins. In addition, our gathering and processing assets include approximately 150 miles of crude oil and condensate gathering pipelines (including VPP) serving the Anadarko Basin, 175 miles of crude oil gathering pipelines and 150 miles of produced water gathering pipelines serving the Williston Basin.

Our transportation and storage assets include approximately 10,090 miles of natural gas intrastate and interstate transportation pipelines across nine states, eight natural gas storage facilities with approximately 84.5 Bcf of storage capacity and approximately 837,600 horsepower of compression. As part of these transportation and storage assets, we own a 50% interest in, and provide field operations for, SESH, an approximately 290-mile interstate pipeline providing access to the Southeast power generation market.

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

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the year ended December 31, 2018, the Partnership issued 140,920 common units under the ATM Program, which generated proceeds of approximately $2 million (net of approximately $25,000 of commissions). The proceeds were used for general partnership purposes. For the year ended December 31, 2017, the Partnership sold an aggregate of 18,500 common units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 commissions). The Partnership incurred approximately $345,000 of expenses associated with the filing of the registration statements for the ATM Program. The proceeds were used for general partnership purposes. As of December 31, 2018, $197 million of common units remained available for issuance through the ATM Program.

Financing

On July 31, 2015, the Partnership entered into a term loan agreement providing for an unsecured, three-year $450 million term loan agreement (2015 Term Loan Agreement). In May 2018, the Partnership used a portion of the proceeds from the issuance of the 2028 Notes to repay all amounts outstanding under the 2015 Term Loan Agreement.

On March 9, 2017, the Partnership completed the public offering of $700 million 4.400% Senior Notes due 2027 (2027 Notes). The Partnership received net proceeds of approximately $691 million. The proceeds were used for general partnership purposes, including to repay amounts outstanding under the Revolving Credit Facility.

On April 6, 2018, the Partnership amended and restated its Revolving Credit Facility. As amended and restated, the Revolving Credit Facility is a $1.75 billion, 5-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million, in aggregate. The Revolving Credit Facility is scheduled to mature on April 6, 2023.

On May 10, 2018, the Partnership completed the public offering of $800 million aggregate principal amount of its 4.950% Senior Notes due 2028 (2028 Notes). The Partnership received net proceeds of approximately $787 million. The proceeds were used for general partnership purposes, including to repay all amounts outstanding under the 2015 Term Loan Agreement, as well as amounts outstanding under the commercial paper program.

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

Commodity Price Environment

Our business is impacted by commodity prices which have declined and otherwise experienced significant volatility in recent years. Commodity prices impact the drilling and production of natural gas and crude oil in the areas served by our systems, and the volumes on our systems are negatively impacted if producers decrease drilling and production in those areas served. Both our gathering and processing segment and our transportation and storage segment can be impacted by drilling and production. Our gathering and processing segment primarily serve producers, and many producers utilize the services provided by our transportation and storage segment. A decrease in volumes will decrease the cash flows from our systems. In addition, our processing arrangements expose us to commodity price fluctuations. For more information regarding the impact of commodity prices, drilling and production on the volumes on our systems as well as our exposure to commodity prices under our processing arrangements, see Item 1A. “Risk Factors—Risks Related to Our Business.”

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

Throughput Volumes

Throughput volume is operating data. The volumes of natural gas, crude oil, condensate and produced water on our gathering and processing and transportation and storage systems depends significantly on the level of production from the basins served by our systems and the wells connected to our systems. Gathering and processing as well as transportation and storage can be impacted by the wells connected to our system because the customers for our gathering and processing services are primarily producers, and many producers utilize our transportation and storage services. Aggregate production volumes are impacted by the overall amount of drilling and completion activity, as production must be maintained or increased by new drilling or other activity, because the production rates of wells decline over time. Producers’ willingness to engage in new drilling is determined by a number of factors, which include: the prevailing and projected prices of natural gas, NGLs and crude oil; the cost to drill and operate a well; the availability and cost of capital; technological advances in drilling and production techniques; and environmental and other government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, we generally expect the level of production to positively correlate with drilling activity.

To maintain and increase throughput volumes on our gathering and processing systems, we must compete to connect to new wells as production from existing wells declines. We actively monitor drilling activity in the areas served by our gathering and processing systems to pursue new customers and new wells. To maintain and increase the throughput volumes on our transportation and storage systems, we must compete for the business of producers and other customers who have existing and new sources of supply in the basins served by our systems, and we must compete for the business of power plants, LDCs, industrial end users and other customers who have existing and new sources of demand in the markets served by our systems.

We actively monitor customer activity in the basins and markets served by our transportation and storage systems to pursue new supply and demand opportunities. In both gathering and processing and transportation and storage, we compete for customers based on service offerings, operating flexibility, receipt and delivery points, available capacity and price.

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

Gross margin is most directly comparable to the GAAP financial measure revenue. When used as a financial measure, Adjusted EBITDA is most directly comparable to the GAAP financial measure net income attributable to limited partners. When used as a liquidity measure, Adjusted EBITDA is most directly comparable to the GAAP liquidity measure net cash provided by operating activities. Adjusted interest expense is most directly comparable to the GAAP financial measure interest expense. DCF is most directly comparable to the GAAP financial measure net income attributable to limited partners. Distribution coverage ratio is computed utilizing DCF, which is most directly comparable to the GAAP financial measure net income attributable to limited partners. These non-GAAP financial measures should not be considered a substitute for the most directly comparable financial measures. Reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are provided in “—Reconciliations of non-GAAP Financial Measures” below.

Gross Margin

We define gross margin as total revenues minus costs of natural gas and natural gas liquids, excluding depreciation and amortization. Total revenues consist of the fees that we charge our customers and the sales price of natural gas and natural liquids that we sell. The cost of natural gas and natural gas liquids consists of the purchase price of natural gas and natural gas liquids that we purchase. We deduct the cost of natural gas and natural gas liquids from total revenue to arrive at a measure of the core profitability of our mix of fee-based and commodity-based customer arrangements. We use gross margin as a performance measure to analyze the core profitability of our customer arrangements. Please read “—Results of Operations” and “—Use of Non-GAAP Financial Measures.”

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) attributable to limited partners plus depreciation and amortization expense, interest expense, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity-based compensation, impairments, changes in the fair value of derivatives and certain other non-cash losses (including losses on sales of assets and write-downs of materials and supplies), less the noncontrolling interests share of Adjusted EBITDA. We use Adjusted EBITDA to evaluate our operating profitability unburdened by our capital structure. Because Adjusted EBITDA adds back to net income the non-cash accounting charges of depreciation and amortization and disregards interest paid on debt financing and income taxes on earnings, we believe that it is useful for measuring our operating cash flow. However, Adjusted EBITDA does not measure, and should not be confused with, our actual cash flow which accounts for interest paid on debt financing, income taxes and other cash charges.

Adjusted Interest Expense

We define adjusted interest expense as interest expense plus amortization of premium on long-term debt and capitalized interest, less amortization of debt costs and discount on long-term debt. We use adjusted interest expense to assess the Partnership’s ability to incur and service debt and fund capital expenditures.

DCF

We define DCF as Adjusted EBITDA, as further adjusted for Series A Preferred Unit distributions, Adjusted interest expense, maintenance capital expenditures, compensation expense for distribution equivalent rights of phantom and performance units and current income taxes. We use DCF as a proxy for measuring cash available for distributions. However, DCF does not reflect the cash reserves set aside for our operations by our Board of Directors prior to determining the amount of our distributions to our limited partners, and should not be confused with our actual cash available for distribution. For more information on the determination of our distributions by our Board of Directors see “Liquidity and Capital Resources—Distributions of Available Cash” below.

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

Results of Operations

The following tables summarizes the composition of our results of operations for the years ended December 31, 2018, 2017 and 2016.

December 31, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$2,016	$625	$(535)	$2,106
Service revenue	802	537	(14)	1,325
Total Revenues	2,818	1,162	(549)	3,431
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,741	628	(550)	1,819
Gross margin (1)	1,077	534	1	1,612
Operation and maintenance, General and administrative	312	189	—	501
Depreciation and amortization	263	135	—	398
Impairments	—	—	—	—
Taxes other than income tax	38	27	—	65
Operating income	$464	$183	$1	$648
Equity in earnings of equity method affiliate	$—	$26	$—	$26

December 31, 2017	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,538	$621	$(506)	$1,653
Service revenue	632	525	(7)	1,150
Total Revenues	2,170	1,146	(513)	2,803
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,285	604	(508)	1,381
Gross margin (1)	885	542	(5)	1,422
Operation and maintenance, General and administrative	289	179	(4)	464
Depreciation and amortization	232	134	—	366
Taxes other than income tax	37	27	—	64
Operating income	$327	$202	$(1)	$528
Equity in earnings of equity method affiliate	$—	$28	$—	$28

December 31, 2016	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,081	$479	$(388)	$1,172
Service revenue	559	545	(4)	1,100
Total Revenues	1,640	1,024	(392)	2,272
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	915	492	(390)	1,017
Gross margin (1)	725	532	(2)	1,255
Operation and maintenance, General and administrative	276	191	(2)	465
Depreciation and amortization	212	126	—	338
Impairments	9	—	—	9
Taxes other than income tax	32	26	—	58
Operating income	$196	$189	$—	$385
Equity in earnings of equity method affiliate	$—	$28	$—	$28
 _____________________

(1)
Gross margin is a non-GAAP measure and is defined and reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Year Ended December 31,
	2018	2017	2016
Operating Data:
Natural gas gathered volumes—TBtu	1,637	1,300	1,143
Natural gas gathered volumes—TBtu/d	4.48	3.56	3.13
Natural gas processed volumes—TBtu	877	715	658
Natural gas processed volumes—TBtu/d	2.40	1.96	1.80
NGLs produced—MBbl/d (1)	129.98	90.11	78.70
NGLs sold—MBbl/d (1)(2)	132.06	92.21	78.16
Condensate sold—MBbl/d	5.90	4.79	5.27
Crude oil and condensate gathered volumes—MBbl/d	41.07	25.56	25.00
Transported volumes—TBtu	2,028	1,838	1,788
Transported volumes—TBtu/d	5.56	5.04	4.88
Interstate firm contracted capacity—Bcf/d	5.94	6.21	7.04
Intrastate average deliveries—TBtu/d	2.08	1.88	1.72

	Year Ended December 31,
	2018	2017	2016
Operating Data By Basin:
Anadarko
Natural gas gathered volumes—TBtu/d	2.21	1.81	1.65
Natural gas processed volumes—TBtu/d	1.99	1.61	1.47
NGLs produced—MBbl/d (1)	113.63	76.37	65.19
Crude oil and condensate gathered volumes—MBbl/d	12.14	—	—
Arkoma
Natural gas gathered volumes—TBtu/d	0.55	0.55	0.62
Natural gas processed volumes—TBtu/d	0.10	0.09	0.10
NGLs produced—MBbl/d (1)	6.55	4.79	4.86
Ark-La-Tex
Natural gas gathered volumes—TBtu/d	1.72	1.20	0.86
Natural gas processed volumes—TBtu/d	0.31	0.26	0.23
NGLs produced—MBbl/d (1)	9.80	8.95	8.65
Williston
Crude oil gathered volumes—MBbl/d	28.93	25.56	25.00
 _____________________

(1)	Excludes condensate.

(2)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

Gathering and Processing

2018 compared to 2017. Our gathering and processing segment reported operating income of $464 million for 2018 compared to $327 million for 2017. The difference of $137 million in operating income between periods was primarily due to a $192 million increase in gross margin. This was partially offset by a $31 million increase in depreciation and amortization, a $23 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in taxes other than income tax in 2018.

Our gathering and processing segment revenues increased $648 million in 2018. The increase was primarily due to the following:
Product Sales:

•
revenues from NGL sales increased $459 million resulting from higher average NGL prices, higher processed volumes and increased recoveries of ethane in the Anadarko and Ark-La-Tex Basins, inclusive of a $29 million decrease due to the implementation of ASC 606, and

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $23 million.

These increases were partially offset by:

•
revenues from natural gas sales decreased $4 million due to a $44 million decrease related to the implementation of ASC 606, partially offset by a $40 million increase due to higher sales volumes offset by a lower average price.

Service Revenues:

•
processing service revenues increased $128 million resulting from higher processed volumes primarily under fixed processing arrangements in the Anadarko and Ark-La-Tex Basins, inclusive of a $70 million increase due to the implementation of ASC 606,

•
natural gas gathering revenues increased $37 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $46 million decrease due to the implementation of ASC 606, and

•
crude oil, condensate and produced water gathering revenues increased $9 million driven by a $5 million increase in the Anadarko Basin due to the acquisition of EOCS and a $4 million increase in the Williston Basin due to higher gathered volumes, partially offset by a reduction in average rates.

These increases were partially offset by a $4 million decrease in intercompany management fees.

Our gathering and processing segment gross margin increased $192 million in 2018. The increase was primarily due to the following:

•
processing service fees increased $128 million resulting from higher processed volumes primarily under fixed processing arrangements in the Anadarko and Ark-La-Tex Basins, inclusive of a $70 million increase due to the implementation of ASC 606,

•
natural gas gathering fees increased $37 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins, inclusive of a $46 million decrease due to the implementation of ASC 606,

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $23 million,

•
revenues from NGL sales less the cost of NGLs increased $10 million inclusive of a $64 million decrease due to the implementation of ASC 606, partially offset by higher average NGL prices and higher processed volumes in the Anadarko and Ark-La-Tex Basins, and

•
crude oil, condensate and produced water gathering revenues increased $9 million driven by a $5 million increase in the Anadarko Basin due to the acquisition of EOCS and a $4 million increase in the Williston Basin due to higher gathered volumes, partially offset by a reduction in average rates.

These increases were partially offset by:

•
revenues from natural gas sales less the cost of natural gas decreased $11 million primarily due to a $36 million decrease due to lower average prices partially offset by higher sales volumes and a $15 million increase in fuel costs, inclusive of a $40 million increase due to the implementation of ASC 606, and

•	a $4 million decrease in intercompany management fees.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $23 million in 2018. The increase was primarily due to an $11 million increase related to maintenance on treating plants as a result of increased activity on our Ark-La-Tex assets, an $8 million increase in compressor rental expenses due to increased rental units, an $8 million increase in materials and supplies and contract services as a result of additional assets in service, a $5 million increase in payroll-related costs and a $4 million increase in acquisition costs. These were partially offset by a $7 million decrease due to a loss on the disposal of assets in 2017, for which there were no comparable items in 2018, a $5 million decrease due to an increase in capitalized overhead costs as a result of increased capital projects in 2018 and a $2 million change in the allowance for doubtful accounts due to the collection of accounts receivable in the year ended December 31, 2018 that were previously included in the allowance for doubtful accounts.

Our gathering and processing segment depreciation and amortization expense increased $31 million in 2018 due to additional assets placed in service.

Our gathering and processing segment taxes other than income tax increased $1 million in 2018 due to higher accrued ad valorem taxes due to additional assets placed in service.

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

Transportation and Storage

2018 compared to 2017. Our transportation and storage segment reported operating income of $183 million for 2018 as compared to $202 million for 2017. The difference of $19 million in operating income between periods was primarily due to an $8 million decrease in gross margin, a $10 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in depreciation and amortization in 2018.

Our transportation and storage segment revenues increased $16 million in 2018. The increase was primarily due to the following:
Product Sales:

•
revenues from natural gas sales increased $27 million primarily due to higher volumes, partially offset by lower average prices and inclusive of a $4 million decrease due to the implementation of ASC 606, and

•	revenues from NGL sales increased $3 million due to higher average prices and higher volumes.
These increases were partially offset by a $26 million decrease in changes in the fair value of natural gas derivatives.

Service Revenues:

•	other firm transportation and storage services increased $15 million due to new interstate and intrastate transportation contracts, and

•
volume-dependent transportation revenues increased $14 million primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates.

These increases were partially offset by:

•	firm transportation services between Carthage, Texas and Perryville, Louisiana decreased $17 million due to contract expirations during 2017.
Our transportation and storage segment gross margin decreased $8 million in 2018. The decrease was primarily due the following:

•	changes in the fair value of natural gas derivatives decreased $26 million, and

•	firm transportation services between Carthage, Texas and Perryville, Louisiana decreased $17 million due to contract expirations during 2017.
These decreases were partially offset by:

•	other firm transportation and storage services increased $15 million due to new interstate and intrastate transportation contracts,

•
volume-dependent transportation increased $14 million primarily due to an increase in commodity fees from new contracts and an increase in off-system transportation due to increases in volumes at higher rates, and

•	system management activities increased $6 million.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $10 million in 2018. The increase was primarily due to a $10 million increase in materials and supplies and contract services, a $2 million increase in loss on retirement of assets, a $1 million increase in information-technology related costs and a $1 million increase in one-time reimbursements associated with an unplanned pipeline outage. These increases were partially offset by a $4 million decrease in intercompany management fees.

Our transportation and storage segment depreciation and amortization expense increased $1 million in 2018 due to additional assets placed in service.

2017 compared to 2016. Our transportation and storage segment reported operating income of $202 million for 2017, as compared to $189 million for 2016. The difference of $13 million in operating income between periods was primarily due to a $10 million increase in gross margin and a $12 million decrease in operation and maintenance and general and administrative expenses in 2017. This was partially offset by an $8 million increase in depreciation and amortization and a $1 million increase in taxes other than income tax in 2017.

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

Consolidated Information

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Operating Income	$648	$528	$385
Other Income (Expense):
Interest expense	(152)	(120)	(99)
Equity in earnings of equity method affiliate	26	28	28
Other, net	—	—	—
Total Other Income (Expense)	(126)	(92)	(71)
Income Before Income Taxes	522	436	314
Income tax expense (benefit)	(1)	(1)	1
Net Income	$523	$437	$313
Less: Net income attributable to noncontrolling interests	2	1	1
Net Income attributable to limited partners	$521	$436	$312
Less: Series A Preferred Unit distributions	36	36	22
Net Income attributable to common and subordinated units	$485	$400	$290

2018 compared to 2017

Net Income attributable to limited partners. We reported net income attributable to limited partners of $521 million in 2018 compared to $436 million in 2017. The increase in net income attributable to limited partners was primarily due to an increase in operating income of $120 million partially offset by an increase in interest expense of $32 million.

Interest Expense. Interest expense increased by $32 million in 2018 due to an increase in the amount of debt outstanding as well as higher interest rates on the Partnership’s outstanding debt as a result of a long-term debt issuance in May 2018 that resulted in the repayment of all amounts outstanding under the Partnership’s 2015 Term Loan Agreement, as well as amounts outstanding under our commercial paper program.

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

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Reconciliation of Gross Margin to Total Revenues:
Consolidated
Product sales	$2,106	$1,653	$1,172
Service revenue	1,325	1,150	1,100
Total Revenues	3,431	2,803	2,272
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	1,819	1,381	1,017
Gross margin	$1,612	$1,422	$1,255

Reportable Segments
Gathering and Processing
Product sales	$2,016	$1,538	$1,081
Service revenue	802	632	559
Total Revenues	2,818	2,170	1,640
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	1,741	1,285	915
Gross margin	$1,077	$885	$725

Transportation and Storage
Product sales	$625	$621	$479
Service revenue	537	525	545
Total Revenues	1,162	1,146	1,024
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	628	604	492
Gross margin	$534	$542	$532

The following table shows the components of our gross margin for the year ended December 31, 2018.

	Fee-Based
	Demand/ Commitment/ Guaranteed Return	Volume Dependent	Commodity- Based	Total
Year Ended December 31, 2018
Gathering and Processing Segment	23%	49%	28%	100%
Transportation and Storage Segment	88%	12%	—%	100%
Partnership Weighted Average	45%	36%	19%	100%

	Year Ended December 31,
	2018	2017	2016

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$521	$436	$312
Depreciation and amortization expense	398	366	338
Interest expense, net of interest income	152	120	99
Income tax (benefit) expense	(1)	(1)	1
Distributions received from equity method affiliate in excess of equity earnings	7	5	15
Non-cash equity-based compensation	16	15	13
Change in fair value of derivatives	(26)	(28)	60
Other non-cash losses (1)	7	11	26
Impairments	—	—	9
Adjusted EBITDA	$1,074	$924	$873
Series A Preferred Unit distributions (2)	(36)	(36)	(31)
Distributions for phantom and performance units (3)	(5)	(2)	—
Adjusted interest expense (4)	(159)	(123)	(103)
Maintenance capital expenditures	(114)	(101)	(101)
Current income taxes	—	(2)	1
DCF	$760	$660	$639

Distributions related to common and subordinated unitholders (5)	$552	$551	$539

Distribution coverage ratio	1.38	1.20	1.18
____________________

(1)	Other non-cash losses include loss on sale of assets and write-downs of materials and supplies.

(2)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the years ended December 31, 2018 and 2017. The year ended December 31, 2016 amount includes the prorated quarterly cash distribution on the Series A Preferred Units declared on April 26, 2016. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(3)
Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.

(4)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(5)
Represents cash distributions declared for common and subordinated units outstanding as of each respective period.  Amounts for 2018 reflect estimated cash distributions for common units outstanding for the quarter ended December 31, 2018.

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$924	$834	$721
Interest expense, net of interest income	152	120	99
Net income attributable to noncontrolling interests	(2)	(1)	(1)
Current income taxes	—	2	(1)
Other non-cash items (1)	7	4	12
Proceeds from insurance	2	2	—
Changes in operating working capital which (provided) used cash:
Accounts receivable	11	28	(4)
Accounts payable	(6)	(54)	40
Other, including changes in noncurrent assets and liabilities	5	12	(68)
Return of investment in equity method affiliate	7	5	15
Change in fair value of derivatives	(26)	(28)	60
Adjusted EBITDA	$1,074	$924	$873
____________________

(1)	Other non-cash items includes amortization of debt expense, discount and premium on long-term debt and write-downs of materials and supplies.

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest Expense	$152	$120	$99
Amortization of premium on long-term debt	6	6	6
Capitalized interest on expansion capital	6	—	1
Amortization of debt expense and discount	(5)	(3)	(3)
Adjusted interest expense	$159	$123	$103

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

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, and the level and timing of spending for maintenance and expansion activity. As of December 31, 2018, we had a working capital deficit of $1,166 million. The deficit is primarily due to the $500 million 2019 Notes in short-term debt as well as $649 million of commercial paper outstanding as of December 31, 2018. We utilize our commercial paper program and revolving credit facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Net cash provided by operating activities	$924	$834	$721
Net cash used in investing activities	$(1,154)	$(706)	$(367)
Net cash provided by (used in) financing activities	$233	$(132)	$(335)

Operating Activities

The increase of $90 million, or 11%, in net cash provided by operating activities for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to an increase in net income of $86 million as a result of an increase in gathering and processing revenues, partially offset by an increase in cost of natural gas and natural gas liquids.

The increase of $113 million, or 16%, in net cash provided by operating activities for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to an increase in net income of $124 million as a result of an increase in gathering and processing revenues, partially offset by an increase in cost of natural gas and natural gas liquids.

Investing Activities

The increase of $448 million, or 63%, in net cash used in investing activities for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to higher capital expenditures of $457 million, including the $443 million acquisition of EOCS, net of cash received, in the fourth quarter of 2018. This increase is partially offset by an increase in proceeds from the sale of assets of $7 million and an increase in the return of investment in equity method affiliates of $2 million.

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

Financing Activities

Net cash provided by financing activities increased $365 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Net cash used in financing activities decreased $203 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Our primary financing activities consist of the following:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Net proceeds (repayments) of Revolving Credit Facility	$250	$(636)	$326
Increase (decrease) in short-term debt	244	405	(236)
Proceeds from 2028 Notes, net of issuance costs	787	—	—
Proceeds from 2027 Notes, net of issuance costs	—	691	—
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	—	362
Proceeds from issuance of common units	2	—	137
Repayment of notes payable—affiliated companies	—	—	(363)
Repayment of 2015 Term Loan Agreement	(450)	—	—
Distributions	(591)	(590)	(561)
Cash paid for employee equity-based compensation	(9)	(2)	—

Sources of Liquidity

As of December 31, 2018, our sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	proceeds from commercial paper issuances and borrowings under our Revolving Credit facility; and

•	capital raised through debt and equity markets.

Please see Note 6. “Enable Midstream Partners, LP Partners’ Equity” and Note 11. “Debt” in the Notes to the Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” for cash distributions to common and subordinated unitholders and a description of the Partnership’s debt agreements.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the year ended December 31, 2018, the Partnership issued 140,920 common units under the ATM Program, which generated proceeds of approximately $2 million (net of approximately $25,000 of commissions). For the year ended December 31, 2017, the Partnership sold an aggregate of 18,500 common units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 commissions). The Partnership incurred approximately $345,000 of expenses associated with the filing of the registration statements for the ATM Program. The proceeds were used for general partnership purposes. As of December 31, 2018, $197 million of common units remained available for issuance through the ATM Program.

Distribution Reinvestment Plan

In June 2016, the Partnership implemented a Distribution Reinvestment Plan (DRIP), which, beginning with the quarterly distribution for the quarter ended September 30, 2016, offers owners of our common units the ability to purchase additional common units by reinvesting all or a portion of the cash distributions paid to them on their common units. The Partnership will have the sole discretion to determine whether common units purchased under the DRIP will come from our newly issued common units or from common units purchased on the open market. The purchase price for newly issued common units will be the average of the high and low trading prices of the common units on the New York Stock Exchange-Composite Transactions for the five trading days immediately preceding the investment date. The purchase price for common units purchased on the open market will be the weighted average price of all common units purchased for the DRIP for the respective investment date. We can set a discount ranging from 0% to 5% for common units purchased pursuant to the DRIP. The discount is currently set at 0%. Participation in the DRIP is voluntary, and once enrolled, our unitholders may terminate participation at any time. The Partnership has had minimal participation in the DRIP since its inception in June 2016 and, on July 31, 2018, the Partnership suspended the DRIP.

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

For the year ending December 31, 2019, we estimate that expansion capital could range from approximately $325 million to $425 million and our maintenance capital could range from approximately $105 million to $125 million. Our future expansion capital expenditures may vary significantly from period to period based on commodity prices and the investment opportunities available to us. We expect to fund future capital expenditures from cash flow generated from our operations, issuances of commercial paper, borrowings under our Revolving Credit Facility, new debt offerings or the issuance of additional partnership units. Issuances of equity or debt in the capital markets may not, however, be available to us on acceptable terms.

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

Minimum Quarterly Distribution

The Minimum Quarterly Distribution, as set forth in the Partnership Agreement, is $0.2875 per unit per quarter, or $1.15 per unit on an annualized basis to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. Our current quarterly distribution is $0.318 per unit, or $1.272 per unit annualized. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our Partnership Agreement. Please read “—Liquidity and Capital Resources” for a discussion of the restrictions included in our credit agreement that may restrict our ability to make distributions.

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

We paid or have authorized payment of the following cash distributions to common and subordinated unitholders, as applicable, during the years ended December 31, 2018, 2017 and 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
2018
December 31, 2018 (1)	February 19, 2019	February 26, 2019	$0.318	$138
September 30, 2018	November 16, 2018	November 29, 2018	$0.318	$138
June 30, 2018	August 21, 2018	August 28, 2018	$0.318	$138
March 31, 2018	May 22, 2018	May 29, 2018	$0.318	$138

2017
December 31, 2017	February 20, 2018	February 27, 2018	$0.318	$138
September 30, 2017	November 14, 2017	November 21, 2017	$0.318	$138
June 30, 2017	August 22, 2017	August 29, 2017	$0.318	$138
March 31, 2017	May 23, 2017	May 30, 2017	$0.318	$137

2016
December 31, 2016	February 21, 2017	February 28, 2017	$0.318	$137
September 30, 2016	November 14, 2016	November 22, 2016	$0.318	$134
June 30, 2016	August 16, 2016	August 23, 2016	$0.318	$134
March 31, 2016	May 6, 2016	May 13, 2016	$0.318	$134
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on February 8, 2019, to be paid on February 26, 2019, to unitholders of record at the close of business on February 19, 2019.

On February 18, 2016, we completed the private placement of 14,520,000 Series A Preferred Units. Holders of the Series A Preferred Units receive a quarterly cash distribution on a non-cumulative basis if and when declared by the General Partner, and subject to certain adjustments, equal to an annual rate of: 10% on the stated liquidation preference of $25.00 from the date of original issue to, but not including, the five year anniversary of the original issue date; and thereafter a percentage of the stated liquidation preference equal to the sum of the three-month LIBOR plus 8.5%. The Series A Preferred Units rank senior to the Partnership’s common units with respect to the payment of distributions and, unless full distributions are paid on the Series A Preferred Units with respect to a quarter, we cannot declare or pay a distribution on common units with respect to that quarter. We intend to pay full distributions on Series A Preferred Units each quarter, however these distributions are not mandatory, and we do not have a legal obligation to pay these distributions. For more information on our Series A Preferred Units, see Note 6. “Enable Midstream Partners, LP Partners’ Equity” included in Item 8. “Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements.”

We paid or have authorized payment of the following cash distributions to holders of the Series A Preferred Units during the years ended December 31, 2018, 2017 and 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
2018
December 31, 2018 (1)	February 8, 2019	February 14, 2019	$0.625	$9
September 30, 2018	November 6, 2018	November 14, 2018	$0.625	$9
June 30, 2018	August 1, 2018	August 14, 2018	$0.625	$9
March 31, 2018	May 1, 2018	May 15, 2018	$0.625	$9

2017
December 31, 2017	February 9, 2018	February 15, 2018	$0.625	$9
September 30, 2017	October 31, 2017	November 14, 2017	$0.625	$9
June 30, 2017	July 31, 2017	August 14, 2017	$0.625	$9
March 31, 2017	May 2, 2017	May 12, 2017	$0.625	$9

2016
December 31, 2016	February 10, 2017	February 15, 2017	$0.625	$9
September 30, 2016	November 1, 2016	November 14, 2016	$0.625	$9
June 30, 2016	August 2, 2016	August 12, 2016	$0.625	$9
March 31, 2016 (2)	May 6, 2016	May 13, 2016	$0.2917	$4
_____________________

(1)
The board of directors of Enable GP declared a $0.625 per Series A Preferred Unit cash distribution on February 8, 2019, which was paid on February 14, 2019 to Series A Preferred unitholders of record at the close of business on February 8, 2019.

(2)
The prorated quarterly distribution for the Series A Preferred Units is for a partial period beginning on February 18, 2016, and ending on March 31, 2016, which equates to $0.625 per unit on a full-quarter basis or $2.50 per unit on an annualized basis.

Contractual Obligations

In the ordinary course of business, we enter into various contractual obligations for varying terms and amounts. The following table includes our contractual obligations and other commitments as of December 31, 2018 and our best estimate of the period in which the obligation will be settled:

	2019	2020-2021	2022-2023	After 2023	Total

Maturities of short-term debt	$649	$—	$—	$—	$649
Maturities of long-term debt (1)(2)	500	250	250	2,650	3,650
Noncancellable operating leases	14	6	6	14	40
Total contractual obligations	$1,163	$256	$256	$2,664	$4,339
 _____________________

(1)	Contractual interest payments associated with long-term debt are $143 million, $250 million, $243 million and $861 million in 2019, 2020 through 2021, 2022 through 2023 and after 2023, respectively.

(2)	Excludes premium (discount) on long-term debt of $1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto contain information that is pertinent to Management’s Discussion and Analysis. In preparing our financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes to these assumptions and estimates could have a material effect on the Partnership’s financial statements. However, the Partnership believes it has taken reasonable, but conservative, positions where assumptions and estimates are used in order to minimize the negative financial impact to the Partnership that could result if actual results vary from the assumptions and estimates. In management’s opinion, the areas of the Partnership where the most significant judgment is exercised for all Partnership segments includes the determination of impairment estimates of long-lived assets (including intangible assets) and goodwill, revenue recognition, valuation of assets and depreciable lives of property, plant and equipment and amortization methodologies related to intangible assets. The selection, application and disclosure of the following critical accounting estimates have been discussed with the Partnership’s board of directors. The Partnership discusses its significant accounting policies, including those that do not require management to make difficult, subjective, or complex judgments or estimates, in Note 1 of the Notes to the Consolidated Financial Statements.

Impairment of Long-lived Assets (including Intangible Assets)

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. During the year ended December 31, 2016, the Partnership recorded an impairment of $9 million on the Service Star business line, a component of our gathering and processing segment. The Partnership recorded no other material impairments to long-lived assets in the years ended December 31, 2018, 2017 or 2016. Based upon review of forecasted undiscounted cash flows as of December 31, 2018, all of the asset groups were considered recoverable. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions could reduce forecasted undiscounted cash flows.

Impairment of Goodwill

The Partnership assesses its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. The Partnership utilizes the market or income approaches to estimate the fair value of the reporting unit, also giving consideration to the alternative cost approach. Under the market approach, historical and current year forecasted cash flows are multiplied by a market multiple to determine fair value. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Partnership performs its goodwill impairment testing one level below the transportation and storage and gathering and processing reportable segment level.

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

As of December 31, 2016, the Partnership had no goodwill recognized on its Consolidated Balance Sheet. During the fourth quarter of the year ended December 31, 2017, the Partnership recognized $12 million of goodwill related to the acquisition of Align. During the fourth quarter of 2018, as a result of the acquisition of EOCS, the Partnership recorded $86 million of goodwill. All goodwill is included in the gathering and processing reportable segment.

Revenue Recognition

The Partnership generates the majority of its revenues from midstream energy services, including natural gas gathering, processing, transportation and storage and crude oil, condensate and produced water gathering. The Partnership performs these services under various contractual arrangements, which include fee-based contract arrangements and arrangements pursuant to which it purchases and resells commodities in connection with providing the related service and earns a net margin for its fee. The Partnership reflects revenue as Product sales and Service revenue on the Consolidated Statements of Income as follows:

Product sales: Product sales represent the sale of natural gas, NGLs, crude oil and condensate where the product is purchased and used in connection with providing the Partnership’s midstream services.

Service revenue: Service revenue represents all other revenue generated as a result of performing the Partnership’s midstream services.

The Partnership recognizes revenue from natural gas gathering, processing, transportation and storage and crude oil, condensate and water gathering services to third parties in accordance with ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) upon its adoption on January 1, 2018. As the Partnership adopted using the modified retrospective method, revenue for all periods prior to January 1, 2018 were recognized in accordance with “Revenue Recognition” (Topic 605). Please see Note 3. “Revenues” in the Notes to the Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” for a description of the impact of adoption. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services. The determination of that amount and the timing of recognition is based on identifying the contracts with customers, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and ultimately recognizing revenue when (or as) the entity satisfies the performance obligation.

Service revenues for gathering, processing, transportation and storage services for the Partnership are recorded each month as services have been completed and performance obligations are met. Product revenues are recognized when control is transferred. Monthly revenues are based on the current month’s estimated volumes, contracted prices (considering current commodity prices), historical seasonal fluctuations and any known adjustments. The estimates are reversed in the following month and customers are billed on actual volumes and contracted prices. Gas sales are calculated on current-month nominations and contracted prices. Revenues associated with the production of NGLs are estimated based on current-month estimated production and contracted prices. These amounts are reversed in the following month and the customers are billed on actual production and contracted prices. Estimated revenues are reflected in Accounts receivable, net or Accounts receivable—affiliated companies, as appropriate, on the Consolidated Balance Sheets and in Total revenues on the Consolidated Statements of Income.

The Partnership records deferred revenue when it receives consideration from a third party before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. The Partnership had $48 million and $34 million of deferred revenues, including deferred revenue—affiliated companies, included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets at each of December 31, 2018 and 2017, respectively.

Please see Note 3. “Revenues” in the Notes to the Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” for a description of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).

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

In the years ended December 31, 2018 and 2017, the Partnership completed acquisitions accounted for as business combinations as discussed in Note 4 of the Notes to the Consolidated Financial Statements. As part of these acquisitions, the Partnership engaged the services of third-party valuation specialists to assist it in determining the fair value of the acquired assets and liabilities, including goodwill; however, the ultimate determination of those values is the responsibility of the Partnership’s management. The Partnership bases its estimates on assumptions believed to be reasonable, but which are inherently uncertain. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur.

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

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 12% of our total gross margin for the twelve months ending December 31, 2019 will be directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since December 31, 2018, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the twelve months ending December 31, 2019.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next 12 months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $15 million for natural gas and ethane and $9 million for NGLs (other than ethane) and condensate, excluding the impact of hedges for the twelve months ending December 31, 2019.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. The majority of our debt portfolio is comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. Based upon the $899 million outstanding borrowings under the Revolving Credit Facility and commercial paper program as of December 31, 2018, and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $9 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enable GP, LLC and
Unitholders of Enable Midstream Partners, LP
Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enable Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2018 and 2017, the related consolidated statements of income, cash flows, and partners’ equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

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

Oklahoma City, Oklahoma
February 19, 2019

We have served as the Partnership’s auditor since 2013.

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 15)):
Product sales	$2,106	$1,653	$1,172
Service revenue	1,325	1,150	1,100
Total Revenues	3,431	2,803	2,272
Cost and Expenses (including expenses from affiliates (Note 15)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,819	1,381	1,017
Operation and maintenance	388	369	367
General and administrative	113	95	98
Depreciation and amortization	398	366	338
Impairments (Note 13)	—	—	9
Taxes other than income taxes	65	64	58
Total Cost and Expenses	2,783	2,275	1,887
Operating Income	648	528	385
Other Income (Expense):
Interest expense	(152)	(120)	(99)
Equity in earnings of equity method affiliate	26	28	28
Total Other Income (Expense)	(126)	(92)	(71)
Income Before Income Taxes	522	436	314
Income tax (benefit) expense	(1)	(1)	1
Net Income	$523	$437	$313
Less: Net income attributable to noncontrolling interests	2	1	1
Net Income Attributable to Limited Partners	$521	$436	$312
Less: Series A Preferred Unit distributions (Note 6)	36	36	22
Net Income Attributable to Common and Subordinated Units (Note 5)	$485	$400	$290

Basic earnings per unit (Note 5)
Common units	$1.12	$0.92	$0.69
Subordinated units	$—	$0.93	$0.68
Diluted earnings per unit (Note 5)
Common units	$1.11	$0.92	$0.69
Subordinated units	$—	$0.93	$0.68

See Notes to the Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

	(In millions, except units)
Current Assets:
Cash and cash equivalents	$8	$5
Restricted cash	14	14
Accounts receivable, net	290	277
Accounts receivable—affiliated companies	19	18
Inventory	50	40
Gas imbalances	29	37
Other current assets	39	25
Total current assets	449	416
Property, Plant and Equipment:
Property, plant and equipment	12,899	12,079
Less accumulated depreciation and amortization	2,028	1,724
Property, plant and equipment, net	10,871	10,355
Other Assets:
Intangible assets, net	663	451
Goodwill	98	12
Investment in equity method affiliate	317	324
Other	46	35
Total other assets	1,124	822
Total Assets	$12,444	$11,593
Current Liabilities:
Accounts payable	$288	$263
Accounts payable—affiliated companies	4	3
Short-term debt	649	405
Current portion of long-term debt	500	450
Taxes accrued	31	32
Gas imbalances	22	12
Accrued compensation	26	32
Customer deposits	38	34
Other	57	48
Total current liabilities	1,615	1,279
Other Liabilities:
Accumulated deferred income taxes, net	5	6
Regulatory liabilities	23	21
Other	54	38
Total other liabilities	82	65
Long-Term Debt	3,129	2,595
Commitments and Contingencies (Note 16)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	362	362
Common units (433,232,411 issued and outstanding at December 31, 2018 and 432,584,080 issued and outstanding at December 31, 2017, respectively)	7,218	7,280
Noncontrolling interests	38	12
Total Partners’ Equity	7,618	7,654
Total Liabilities and Partners’ Equity	$12,444	$11,593

See Notes to the Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Cash Flows from Operating Activities:
Net income	$523	$437	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	366	338
Deferred income taxes	(1)	(3)	2
Impairments	—	—	9
Loss on sale/retirement of assets	1	7	17
Equity in earnings of equity method affiliate	(26)	(28)	(28)
Return on investment of equity method affiliate	26	28	28
Equity-based compensation	16	15	13
Amortization of debt costs and discount (premium)	(1)	(2)	(3)
Changes in other assets and liabilities:
Accounts receivable, net	(10)	(23)	(4)
Accounts receivable—affiliated companies	(1)	(5)	8
Inventory	(10)	1	12
Gas imbalance assets	8	4	(18)
Other current assets	(21)	4	6
Other assets	(12)	1	(1)
Accounts payable	4	54	(34)
Accounts payable—affiliated companies	1	—	(6)
Gas imbalance liabilities	10	(23)	10
Other current liabilities	4	(4)	45
Other liabilities	15	5	14
Net cash provided by operating activities	924	834	721
Cash Flows from Investing Activities:
Capital expenditures	(728)	(416)	(383)
Acquisitions, net of cash acquired	(443)	(298)	—
Proceeds from sale of assets	8	1	1
Proceeds from insurance	2	2	—
Return of investment in equity method affiliate	7	5	15
Net cash used in investing activities	(1,154)	(706)	(367)
Cash Flows from Financing Activities:
Increase (decrease) in short-term debt	244	405	(236)
Proceeds from long-term debt, net of issuance costs	787	691	—
Repayment of long-term debt	(450)	—	—
Proceeds from revolving credit facility	350	1,200	1,734
Repayment of revolving credit facility	(100)	(1,836)	(1,408)
Repayment of notes payable—affiliated companies	—	—	(363)
Proceeds from issuance of common units, net of issuance costs	2	—	137
Proceeds from issuance of Series A Preferred Units, net of issuance costs	—	—	362
Distributions	(591)	(590)	(561)
Cash paid for employee equity-based compensation	(9)	(2)	—
Net cash provided by (used in) financing activities	233	(132)	(335)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3	(4)	19
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	19	23	4
Cash, Cash Equivalents and Restricted Cash at End of Period	$22	$19	$23

See Notes to the Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

	Series A Preferred Units		Common Units		Subordinated Units		Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Units	Value	Value	Value

	(In millions)
Balance as of December 31, 2015	—	$—	214	$3,714	208	$3,805	$12	$7,531
Net income	—	22	—	147	—	143	1	313
Issuance of Series A Preferred Units	15	362	—	—	—	—	—	362
Issuance of common units	—	—	10	137	—	—	—	137
Distributions	—	(22)	—	(274)	—	(265)	(1)	(562)
Equity-based compensation, net of units for employee taxes	—	—	—	13	—	—	—	13
Balance as of December 31, 2016	15	$362	224	$3,737	208	$3,683	$12	$7,794
Net income	—	36	—	266	—	134	1	437
Conversion of subordinated units	—	—	208	3,619	(208)	(3,619)	—	—
Distributions	—	(36)	—	(355)	—	(198)	(1)	(590)
Equity-based compensation, net of units for employee taxes	—	—	1	13	—	—	—	13
Balance as of December 31, 2017	15	$362	433	$7,280	—	$—	$12	$7,654
Net income	—	36	—	485	—	—	2	523
Issuance of common units	—	—	—	2	—	—	—	2
Acquisition of EOCS	—	—	—	—	—	—	28	28
Distributions	—	(36)	—	(551)	—	—	(4)	(591)
Equity-based compensation, net of units for employee taxes	—	—	—	2	—	—	—	2
Balance as of December 31, 2018	15	$362	433	$7,218	—	$—	$38	$7,618

See Notes to the Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (Partnership) is a Delaware limited partnership formed on May 1, 2013 by CenterPoint Energy, OGE Energy and ArcLight, pursuant to the terms of the Master Formation Agreement. The Partnership’s assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. The gathering and processing segment primarily provides natural gas and crude oil gathering and natural gas processing services to our producer customers. The transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers. The Partnership’s natural gas gathering and processing assets are primarily located in Oklahoma, Texas, Arkansas and Louisiana and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Crude oil gathering assets are located in Oklahoma and serve crude oil production in the SCOOP and STACK plays of the Anadarko Basin and in North Dakota and serve crude oil production in the Bakken Shale formation of the Williston Basin. The Partnership’s natural gas transportation and storage assets consist primarily of an interstate pipeline system extending from western Oklahoma and the Texas Panhandle to Louisiana, an interstate pipeline system extending from Louisiana to Illinois, an intrastate pipeline system in Oklahoma, and our investment in SESH, a pipeline extending from Louisiana to Alabama.

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

At December 31, 2018, CenterPoint Energy held approximately 54.0% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.6% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. See Note 6 for further information related to the Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s General Partner (Enable GP) on an annual or continuing basis and may not remove Enable GP without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

For the years ended December 31, 2018, 2017 and 2016, the Partnership owned a 50% interest in SESH. See Note 10 for further discussion of SESH. For the years ended December 31, 2018, 2017 and 2016, the Partnership held a 50% ownership interest in Atoka and consolidated Atoka in its Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, for the period November 1, 2018 through December 31, 2018, the Partnership owned a 60% interest in VPP, which is consolidated in its Consolidated Financial Statements as EOCS acted as the managing member of VPP and had control over the operations of VPP.

Basis of Presentation

The accompanying consolidated financial statements and related notes of the Partnership have been prepared pursuant to the rules and regulations of the SEC and GAAP.

 For a description of the Partnership’s reportable segments, see Note 19.

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

Revenue Recognition

The Partnership generates the majority of its revenues from midstream energy services, including natural gas gathering, processing, transportation and storage and crude oil, condensate and produced water gathering. The Partnership performs these services under various contractual arrangements, which include fee-based contract arrangements and arrangements pursuant to which it purchases and resells commodities in connection with providing the related service and earns a net margin for its fee. The Partnership reflects revenue as Product sales and Service revenue on the Consolidated Statements of Income as follows:

Product sales: Product sales represent the sale of natural gas, NGLs, crude oil and condensate where the product is purchased and used in connection with providing the Partnership’s midstream services.

Service revenue: Service revenue represents all other revenue generated as a result of performing the Partnership’s midstream services.

The Partnership recognizes revenue from natural gas gathering, processing, transportation and storage and crude oil, condensate and water gathering services to third parties in accordance with ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) upon its adoption on January 1, 2018. As the Partnership adopted using the modified retrospective method, revenue for all periods prior to January 1, 2018 were recognized in accordance with “Revenue Recognition” (Topic 605). Please see Note 3. “Revenues” in the Notes to the Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” for a description of the impact of adoption. Under Topic 606, revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services. The determination of that amount and the timing of recognition is based on identifying the contracts with customers, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and ultimately recognizing revenue when (or as) the entity satisfies the performance obligation.

Service revenues for gathering, processing, transportation and storage services for the Partnership are recorded each month as services have been completed and performance obligations are met. Product revenues are recognized when control is transferred. Monthly revenues are based on the current month’s estimated volumes, contracted prices (considering current commodity prices), historical seasonal fluctuations and any known adjustments. The estimates are reversed in the following month and customers are billed on actual volumes and contracted prices. Gas sales are calculated on current-month nominations and contracted prices. Revenues associated with the production of NGLs are estimated based on current-month estimated production and contracted prices. These amounts are reversed in the following month and the customers are billed on actual production and contracted prices. Estimated revenues are reflected in Accounts receivable, net or Accounts receivable—affiliated companies, as appropriate, on the Consolidated Balance Sheets and in Total revenues on the Consolidated Statements of Income.

The Partnership records deferred revenue when it receives consideration from a third party before achieving certain criteria that must be met for revenue to be recognized in accordance with GAAP. The Partnership had $48 million and $34 million of deferred revenues, including deferred revenue—affiliated companies, included in Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets at December 31, 2018 and 2017, respectively.

The Partnership relies on certain key natural gas producer customers for a significant portion of natural gas and NGLs supply. The Partnership relies on certain key utilities for a significant portion of transportation and storage demand. The Partnership depends on third-party facilities to transport and fractionate NGLs that it delivers to third parties at the inlet of their facilities. Additionally, for the years ended December 31, 2018, 2017 and 2016, one third party purchased approximately 12%, 13% and 22%, respectively, of the NGLs delivered off our system, which accounted for approximately $214 million, $140 million and $129 million, or 6%, 5% and 6%, respectively, of total revenues. Additionally, in the year ended December 31, 2018 and 2017, another third party purchased 8% and 12%, respectively, of the NGLs delivered off our system, which accounted for $152 million and $127 million, respectively, or 4% and 4%, respectively, of total revenues. Other than revenues from affiliates discussed in Note 15, there are no other revenue concentrations with individual customers in the years ended December 31, 2018, 2017 and 2016.

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

Environmental Costs

The Partnership expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. The Partnership expenses amounts that relate to an existing condition caused by past operations that do not have future economic benefit. The Partnership records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated. There are no material amounts accrued at December 31, 2018 or 2017.

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

Income Taxes

The Partnership’s earnings are not subject to income tax (other than Texas state margin taxes and taxes associated with the Partnership’s corporate subsidiary Enable Midstream Services) and are taxable at the individual partner level. For more information, see Note 17.

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

Cash and Cash Equivalents

The Partnership considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. The Consolidated Balance Sheets have $8 million and $5 million of cash and cash equivalents as of December 31, 2018 and 2017, respectively.

Restricted Cash

Restricted cash consists of cash which is restricted by agreements with third parties. The Consolidated Balance Sheets have $14 million and $14 million of restricted cash as of December 31, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, we evaluate our customers’ financial strength based on aging of accounts receivable, payment history and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to historical bad debt write-offs, the aging of receivables and specific customer circumstances that may impact their ability to pay the amounts due. Based on this review, management determined that a $2 million and $3 million allowance for doubtful accounts was required at December 31, 2018 and 2017, respectively.

Inventory

Materials and supplies inventory is valued at cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded no write-downs to net realizable value related to materials and supplies inventory disposed or identified as excess or obsolete for the year ended December 31, 2018 and $1 million for each of the years ended December 31, 2017 and 2016. Materials and supplies are recorded to inventory when purchased and, as appropriate, subsequently charged to operation and maintenance expense on the Consolidated Statements of Income or capitalized to property, plant and equipment on the Consolidated Balance Sheets when installed.

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for the intrastate pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. During the years ended December 31, 2018, 2017 and 2016, the Partnership recorded write-downs to net realizable value related to natural gas and natural gas liquids inventory of $4 million, $2 million and $3 million, respectively. The cost of gas associated with sales of natural gas and natural gas liquids inventory is presented in Cost of natural gas and natural gas liquids, excluding depreciation and amortization on the Consolidated Statements of Income.

	December 31,
	2018	2017

	(In millions)
Materials and supplies	$31	$29
Natural gas and natural gas liquids	19	11
Total Inventory	$50	$40

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

Assessing Impairment of Long-lived Assets (including Intangible Assets) and Goodwill

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. For more information, see Note 13.

The Partnership assesses its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. The Partnership utilizes the market or income approaches to estimate the fair value of the reporting unit, also giving consideration to the alternative cost approach. Under the market approach, historical and current year forecasted cash flows are multiplied by a market multiple to determine fair value. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. The Partnership performs its goodwill impairment testing one level below the transportation and storage and gathering and processing reportable segment level. For more information, see Note 9.

Regulatory Assets and Liabilities

The Partnership applies the guidance for accounting for regulated operations to portions of the transportation and storage segment. The Partnership’s rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of each of December 31, 2018 and 2017, these removal costs of $23 million and $21 million, respectively, are classified as Regulatory liabilities in the Consolidated Balance Sheets.

Capitalization of Interest and Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates for entities that apply guidance for accounting for regulated operations. Capitalized interest represents the approximate net composite interest cost of borrowed funds used for construction. Interest and AFUDC are capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. For the years ended December 31, 2018, 2017 and 2016, the Partnership capitalized interest and AFUDC of $6 million, $1 million and $4 million, respectively.

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

Employee Benefit Plans

On January 1, 2015, the Partnership adopted the 401(k) Savings Plan, covering all full-time employees. Participant contributions are discretionary, and can be up to 70% of compensation, as pre-tax, Roth, and /or after-tax contributions, subject to certain limits. We match 100% of employee contributions up to 6% of each participant’s eligible annual compensation, subject to certain limits. Matching contributions provided by the Partnership are immediately vested. The Partnership may also make discretionary profit sharing contributions. Allocations of such profit sharing contributions are based on the proportion of each participant's eligible compensation of the plan year to the total of all participants' eligible compensation, as defined. A participant must be employed on the last day of the Plan year in order to receive an allocation of profit sharing contributions. Profit sharing contributions must be approved by the Board of Directors annually. For the years ended December 31, 2018, 2017 and 2016, the Partnership contributed $19 million, $18 million and $16 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. For the years ended December 31, 2018, 2017 and 2016, the Partnership reimbursed OGE Energy $3 million, $5 million and $7 million, respectively, for these benefits. See Note 15 for further information related to our related party transactions.

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

In December 2018, the FASB issued ASU No. 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors” to address stakeholders’ concerns regarding: (1) sales taxes and similar taxes collected from lessees; (2) certain lessor costs paid directly by lessees; and (3) recognition of variable payments for contracts with lease and non-lease components.

Based upon the Partnership’s continuing assessment of contracts and easements relative to the provisions of the ASU No. 2016-02 lease standard, the ASU No. 2018-01 easement standard, the ASU No. 2018-10 codification improvements standard, the ASU No. 2018-11 targeted improvements standard and ASU No. 2018-20 improvements for lessors standard, the Partnership anticipates the adoption of ASC No. 842 will increase our asset and liability balances on the Consolidated Balance Sheets by approximately $35 million due to the required recognition of right-of-use assets and corresponding lease liabilities for all lease obligations that are currently classified as operating leases. We continue to develop the underlying reports, internal controls and disclosures to record activity under Topic 842 upon adoption. The Partnership adopted Topic 842 on January 1, 2019 on a retrospective basis as of that date. Upon adoption, the Partnership did not recognize a material cumulative adjustment to the Consolidated Statement of Partners’ Equity and we do not expect any material changes in the timing of expense recognition or our accounting policies.

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

Intangibles—Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This standard requires entities to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Partnership does not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements and related disclosures.

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

Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which focuses on improving the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Partnership expects to adopt these standards in the first quarter of 2020 and continues to evaluate the other impacts of the new standards on our Consolidated Financial Statements and related disclosures.

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

Derivatives and Hedging

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which expands the list of United States (U.S.) benchmark interest rates permitted in the application of hedge accounting. This standard allows the use of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes. The standard is effective for interim and annual periods beginning after December 15, 2018. The Partnership does not expect the adoption of this standard to have material impact on our Consolidated Financial Statements and related disclosures.

Collaborative Arrangements

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” This standard resolves the diversity in practice concerning the manner in which entities account for transactions on the basis of their view of the economics of the collaborative arrangement. The amendments (1) clarify that certain transactions between collaborative participants should be accounted for as revenue under topic 606 when the collaborative participant is a customer in the context of the unit of account; (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and (3) clarify that in a transaction that is not directly related to sales to third parties, presenting the transaction as revenue would be precluded if the collaborative participant counterparty was not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019. The Partnership does not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements and related disclosures.

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

The following tables disaggregate total revenues from contracts with customers by major source and the gain on derivative activity for the year ended December 31, 2018.

	Year Ended December 31, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$480	$590	$(506)	$564
Natural gas liquids	1,405	30	(30)	1,405
Condensate	126	—	—	126
Total revenues from natural gas, natural gas liquids, and condensate	2,011	620	(536)	2,095
Gain on derivative activity	5	5	1	11
Total Product sales	$2,016	$625	$(535)	$2,106
Service revenues:
Demand revenues	$252	$472	$—	$724
Volume-dependent revenues	550	65	(14)	601
Total Service revenues	$802	$537	$(14)	$1,325
Total Revenues	$2,818	$1,162	$(549)	$3,431

Product Sales

Natural Gas, NGLs or Condensate

We deliver natural gas, NGLs and condensate to purchasers at contractually agreed-upon delivery points at which the purchaser takes custody, title, and risk of loss of the commodity. We recognize revenue when control transfers to the purchaser at the delivery point based on the contractually agreed upon fixed or index-based price received.

Gain (Loss) on Derivative Activity

Included in Product sales are gains and losses on natural gas, natural gas liquids, and crude oil (for condensate) derivatives that are accounted for under guidance in ASC 815. See Note 12 for further discussion of our derivative and hedging activity.

Service Revenues

Service revenues include demand revenues and volume-dependent revenues, both of which include contracts with customers that may contain performance obligations that are settled over time. For these types of contracts with customers, service revenue is recognized when the right to invoice has been met, which is in accordance with our election to use the right to invoice practical expedient.

Demand revenues

Our demand revenue arrangements are generally structured in one of the following ways:

•
Under a firm arrangement, a customer agrees to pay a fixed fee for a contractually agreed upon pipeline or storage capacity, which results in performance obligations for each individual period of reservation. Once the services have been completed, or the customer no longer has access to the contracted capacity, revenue is recognized.

•
Under a minimum volume commitment arrangement, a customer agrees to pay the contractually agreed upon gathering, compressing and treating fees for a minimum volume of natural gas or crude oil irrespective of whether or not the minimum volume of natural gas or crude oil is delivered, which results in performance obligations for each individual unit of volume. If the actual volumes exceed the minimum volume of natural gas or crude oil, the customer pays the contractually agreed upon gathering, compressing and treating fees for the excess volumes in addition to the fees paid for the minimum volume of natural gas or crude oil. Certain of our contracts provide our customers the option to elect to pay a higher gathering fee over the remaining term of the contract in lieu of making a contractually agreed upon shortfall payment. Once the services have been completed, or the customer no longer has the ability to utilize the services, the performance obligation is met, and revenue is recognized. In addition, when certain minimum volume commitment fee arrangements include commitments of one year or more, significant judgment is used in interim commitment periods in which a customer’s actual volumes are deficient in relation to the minimum volume commitment. Revenue is recognized in proportion to the pattern of past performance exercised by the customer or when the likelihood of the customer meeting the minimum volume commitment becomes remote.

Volume-dependent revenues

Our volume-dependent revenues primarily consist of gathering, compressing, treating, processing, transportation or storage services fees on contracts that exceed their contractually committed volume or do not have firm arrangements or minimum volume commitment arrangements. These fees are dependent on throughput by third party customers, which results in performance obligations for each individual unit of volume and revenue is recognized as the service is performed. Our other fee revenue arrangements have pricing terms that are generally structured in one of the following ways: (1) Contractually agreed upon monetary fee for service or (2) contractually agreed upon consideration received in the form of natural gas or natural gas liquids, which are valued at the current month index-based price, which approximates fair value.

Accounts Receivable

Payments for all types of revenues are typically received within 30 days of invoice. Invoices for all revenue types are sent on at least a monthly basis, except for the shortfall provisions under certain minimum volume commitment arrangements, which are typically invoiced annually. Accounts receivable includes accrued revenues associated with certain minimum volume commitments that will be invoiced at the conclusion of the measurement period specified under the respective contracts.

	December 31, 2018	January 1, 2018

	(In millions)
Accounts Receivable:
Customers	$297	$265
Contract assets (1)	6	27
Non-customers	6	3
Total Accounts Receivable (2)	$309	$295
____________________

(1)
Contract assets reflected in Total Accounts Receivable include accrued minimum volume commitments. Contract assets decreased $21 million compared to January 1, 2018 due to increased throughput on certain minimum volume commitment arrangements resulting in lower recognized contract assets as of December 31, 2018. Total Accounts Receivable does not include $3 million of contract assets related to firm transportation contracts with tiered rates, which are reflected in Other Assets.

(2)	Total Accounts Receivable includes Accounts receivables, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of the following prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment:

•
Under certain firm arrangements, customers pay their demand fee prior to the month of contracted capacity. These fees are applied to the subsequent month’s activity and are included in other current liabilities on the Consolidated Balance Sheets.

•
Under certain demand and volume dependent arrangements, customers make contributions of aid in construction payments. For payments that are related to contracts under ASC 606, the payment is deferred and amortized over the life of the associated contract and the unamortized balance is included in other current or long-term liabilities on the Consolidated Balance Sheets.

The table below summarizes the change in the contract liabilities for the year ended December 31, 2018:

	December 31, 2018	December 31, 2017	Amounts recognized in revenues

	(In millions)
Deferred revenues	$48	$34	$19

The table below summarizes the timing of recognition of these contract liabilities as of December 31, 2018:

	2019	2020	2021	2022	2023 and After

	(In millions)
Deferred revenues	$25	$5	$5	$5	$8

Remaining Performance Obligations

Our remaining performance obligations consist primarily of firm arrangements and minimum volume commitment arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as Service revenues in the Consolidated Statements of Income.

The table below summarizes the timing of recognition of the remaining performance obligations as of December 31, 2018:

	2019	2020	2021	2022	2023 and After

	(In millions)
Transportation and Storage	$438	$319	$175	$133	$745
Gathering and Processing	280	164	136	138	461
Total remaining performance obligations	$718	$483	$311	$271	$1,206
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

•
Keep-whole arrangements - Under keep-whole arrangements within our gathering and processing segment, the Partnership has previously recognized the value of NGLs received in Product sales and the value of the thermally equivalent quantity of natural gas provided in our purchase cost within Cost of natural gas and natural gas liquids. As of January 1, 2018, the Partnership recognizes the value of the NGLs received less the value of the thermally equivalent volume of natural gas provided as Service revenues and as an increase to Cost of natural gas and natural gas liquids when the NGLs are sold and Product sales are recognized.

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

•
Natural gas and natural gas liquids sales arrangements - For certain arrangements within our gathering and processing segment, the Partnership sells the entire hydrocarbon stream at the point of delivery to a third-party processing facility. As of January 1, 2018, these arrangements are considered sales once control has transferred to the third-party processing facility. Therefore, beginning January 1, 2018, the costs and fees for these arrangements that were previously recognized as a component of cost of gas and natural gas liquids, are recognized as reductions to the transaction price under ASC 606.

Below is a summary of the impact of the changes on revenues as it relates to the year ended December 31, 2018:

	Year Ended December 31, 2018
	Under ASC 606	Under ASC 605	Increase/(Decrease)

	(In millions)
Revenues:
Product sales:
Natural gas	$564	$635	$(71)
Natural gas liquids	1,405	1,434	(29)
Condensate	126	126	—
Total revenues from natural gas, natural gas liquids, and condensate	2,095	2,195	(100)
Gain on derivative activity	11	11	—
Total Product sales	$2,106	$2,206	$(100)
Service revenues:
Demand revenues	$724	$724	$—
Volume-dependent revenues	601	577	24
Total Service revenues	$1,325	$1,301	$24
Total Revenues	$3,431	$3,507	$(76)

As described above, each of the identified increases/(decreases) in revenue resulted in a corresponding change in the Cost of natural gas and natural gas liquids.

(4) Acquisitions

Velocity Holdings, LLC Acquisition

On November 1, 2018, the Partnership acquired all of the equity interests in Velocity Holdings, LLC, now EOCS, which owns and operates a crude oil and condensate gathering system in the SCOOP and STACK plays of the Anadarko Basin, for approximately $444 million in cash, subject to certain customary working capital adjustments. The acquisition was accounted for as a business combination and was funded with borrowings under the commercial paper program. During the fourth quarter of 2018, the Partnership finalized the purchase price allocation as of November 1, 2018.

The following table presents the fair value of the identified assets acquired and liabilities assumed at the acquisition date:

Purchase price allocation (in millions):
Assets acquired:
Cash	$1
Accounts receivable	3
Property, plant and equipment	124
Intangibles	259
Goodwill	86
Liabilities assumed:
Current liabilities	1
Less: Noncontrolling interest at fair value	28
Total identifiable net assets	$444

The Partnership recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer contract life of approximately 15 years. Goodwill recognized from the acquisition primarily relates to greater operating leverage in the Anadarko Basin and is allocated to the gathering and processing segment. Included within the acquisition was 60% of a 26-mile pipeline system joint venture with a third party which owns and operates a refinery connected to the EOCS system. This joint venture’s financials have been consolidated within the Partnership’s financial statements resulting in $28 million in non-controlling interest. The Partnership incurred approximately $6 million of acquisition costs associated with this transaction, which are included in General and administrative expense in the Consolidated Statements of Income. The Partnership determined not to include pro forma consolidated financial statements for the periods presented as the impact would not be material.

Align Midstream, LLC Acquisition

On October 4, 2017, the Partnership acquired all of the equity interests in Align Midstream, LLC, now Enable Texola Gathering and Processing, LLC, a midstream service provider with natural gas gathering and processing facilities in the Cotton Valley and Haynesville plays of the Ark-La-Tex Basin, for approximately $298 million in cash. The acquisition was accounted for as a business combination and funded with borrowings under the Revolving Credit Facility. During the fourth quarter of 2017, the Partnership finalized the purchase price allocation as of October 4, 2017.

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

(5) Earnings Per Limited Partner Unit

Basic and diluted earnings per limited partner unit is calculated by dividing net income allocable to common and subordinated unitholders by the weighted average number of common and subordinated units outstanding during the period. Any common units issued during the period are included on a weighted average basis for the days in which they were outstanding. The dilutive effect of the unit-based awards discussed in Note 18 was $0.01 per unit during the year ended December 31, 2018 and less than $0.01 per unit during the years ended December 31, 2017 and 2016.

The following table illustrates the Partnership’s calculation of earnings per unit for common and subordinated units:

	Year Ended December 31,
	2018	2017	2016

	(In millions, except per unit data)
Net income	$523	$437	$313
Net income attributable to noncontrolling interests	2	1	1
Series A Preferred Unit distributions	36	36	22
General partner interest in net income	—	—	—
Net income available to common and subordinated unitholders	$485	$400	$290

Net income allocable to common units	$485	$273	$148
Net income allocable to subordinated units	—	127	142
Net income available to common and subordinated unitholders	$485	$400	$290

Net income allocable to common units	$485	$273	$148
Dilutive effect of Series A Preferred Unit distribution	—	—	—
Diluted net income allocable to common units	485	273	148
Diluted net income allocable to subordinated units	—	127	142
Total	$485	$400	$290

Basic weighted average number of outstanding
Common units (1)	434	296	216
Subordinated units	—	137	208
Total	434	433	424

Basic earnings per unit
Common units	$1.12	$0.92	$0.69
Subordinated units	$—	$0.93	$0.68

Basic weighted average number of outstanding common units	434	296	216
Dilutive effect of Series A Preferred Units	—	—	—
Dilutive effect of performance units	2	1	—
Diluted weighted average number of outstanding common units	436	297	216
Diluted weighted average number of outstanding subordinated units	—	137	208
Total	436	434	424

Diluted earnings per unit
Common units	$1.11	$0.92	$0.69
Subordinated units	$—	$0.93	$0.68
____________________

(1)	Basic weighted average number of outstanding common units for the year ended December 31, 2018 includes approximately one million time-based phantom units.

See Note 6 for discussion of the expiration of the subordination period.

(6) Enable Midstream Partners, LP Partners’ Equity

The Partnership Agreement requires that, within 60 days subsequent to the end of each quarter, the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to unitholders of record on the applicable record date.

The Partnership paid or has authorized payment of the following cash distributions to common and subordinated unitholders, as applicable, during 2018, 2017 and 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
2018
December 31, 2018 (1)	February 19, 2019	February 26, 2019	$0.318	$138
September 30, 2018	November 16, 2018	November 29, 2018	$0.318	$138
June 30, 2018	August 21, 2018	August 28, 2018	$0.318	$138
March 31, 2018	May 22, 2018	May 29, 2018	$0.318	$138

2017
December 31, 2017	February 20, 2018	February 27, 2018	$0.318	$138
September 30, 2017	November 14, 2017	November 21, 2017	$0.318	$138
June 30, 2017	August 22, 2017	August 29, 2017	$0.318	$138
March 31, 2017	May 23, 2017	May 30, 2017	$0.318	$137

2016
December 31, 2016	February 21, 2017	February 28, 2017	$0.318	$137
September 30, 2016	November 14, 2016	November 22, 2016	$0.318	$134
June 30, 2016	August 16, 2016	August 23, 2016	$0.318	$134
March 31, 2016	May 6, 2016	May 13, 2016	$0.318	$134
_____________________

(1)
The board of directors of Enable GP declared this $0.318 per common unit cash distribution on February 8, 2019, to be paid on February 26, 2019, to common unitholders of record at the close of business on February 19, 2019.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2018, 2017, and 2016 (in millions, except for per unit amounts):

Quarter Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
2018
December 31, 2018 (1)	February 8, 2019	February 14, 2019	$0.625	$9
September 30, 2018	November 6, 2018	November 14, 2018	$0.625	$9
June 30, 2018	August 1, 2018	August 14, 2018	$0.625	$9
March 31, 2018	May 1, 2018	May 15, 2018	$0.625	$9

2017
December 31, 2017	February 9, 2018	February 15, 2018	$0.625	$9
September 30, 2017	October 31, 2017	November 14, 2017	$0.625	$9
June 30, 2017	July 31, 2017	August 14, 2017	$0.625	$9
March 31, 2017	May 2, 2017	May 12, 2017	$0.625	$9

2016
December 31, 2016	February 10, 2017	February 15, 2017	$0.625	$9
September 30, 2016	November 1, 2016	November 14, 2016	$0.625	$9
June 30, 2016	August 2, 2016	August 12, 2016	$0.625	$9
March 31, 2016 (2)	May 6, 2016	May 13, 2016	$0.2917	$4
_____________________

(1)
The board of directors of Enable GP declared this $0.625 per Series A Preferred Unit cash distribution on February 8, 2019, which was paid on February 14, 2019 to Series A Preferred unitholders of record at the close of business on February 8, 2019.

(2)
The prorated quarterly distribution for the Series A Preferred Units is for a partial period beginning on February 18, 2016, and ending on March 31, 2016, which equates to $0.625 per unit on a full-quarter basis or $2.50 per unit on an annualized basis.

General Partner Interest and Incentive Distribution Rights

Enable GP owns a non-economic general partner interest in the Partnership and, except as provided below with respect to incentive distribution rights, will not be entitled to distributions that the Partnership makes prior to the liquidation of the Partnership in respect of such general partner interest. Enable GP currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from operating surplus (as defined in the Partnership Agreement) in excess of 0.330625 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Enable GP or its affiliates may receive on common units that they own.

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

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement in connection with an at-the-market program (the “ATM Program”). Pursuant to the ATM Program, the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. For the year ended December 31, 2018, the Partnership issued 140,920 common units under the ATM Program, which generated proceeds of approximately $2 million (net of approximately $25,000 of commissions). For the year ended December 31, 2017, the Partnership issued 18,500 units under the ATM Program, which generated proceeds of approximately $303,000 (net of approximately $3,000 of commissions). The proceeds were used for general partnership purposes. As of December 31, 2018, $197 million of common units remained available for issuance through the ATM Program.

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

(7) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful Lives (Years)	December 31,
		2018	2017

		(In millions)
Property, plant and equipment, gross:
Gathering and Processing	37	$8,011	$7,322
Transportation and Storage	36	4,740	4,538
Construction work-in-progress		148	219
Total		$12,899	$12,079
Accumulated depreciation:
Gathering and Processing		1,063	865
Transportation and Storage		965	859
Total accumulated depreciation		2,028	1,724
Property, plant and equipment, net		$10,871	$10,355

The Partnership recorded depreciation expense of $351 million, $335 million and $311 million during the years ended December 31, 2018, 2017 and 2016, respectively.

(8) Intangible Assets, Net

The Partnership has intangible assets associated with customer relationships related to the acquisitions of Enogex LLC, Monarch Natural Gas, LLC, Align Midstream, LLC and Velocity Holdings, LLC as follows:

	December 31,
	2018	2017

	(In millions)
Customer relationships:
Total intangible assets (1)	$840	$581
Accumulated amortization	177	130
Net intangible assets	$663	$451
____________________

(1)	See Note 4 for discussion of the acquisition of Velocity Holdings, LLC and Align Midstream, LLC during the years ended December 31, 2018 and 2017, respectively.

Intangible assets related to customer relationships have a weighted average useful life of 14 years. Intangible assets do not have any significant residual value or renewal options of existing terms. There are no intangible assets with indefinite useful lives.

The Partnership recorded amortization expense of $47 million, $31 million and $27 million during the years ended December 31, 2018, 2017 and 2016, respectively. The following table summarizes the Partnership’s expected amortization of intangible assets for each of the next five years:

	2019	2020	2021	2022	2023

	(In millions)
Expected amortization of intangible assets	$62	$62	$62	$62	$62

(9) Goodwill

In the fourth quarter of 2017, as a result of the acquisition of Align, the Partnership recorded $12 million of goodwill, included in the gathering and processing reportable segment. In the fourth quarter of 2018, as a result of the acquisition of Velocity, the Partnership recorded $86 million of goodwill, included in the gathering and processing reportable segment.

The change in carrying amount of goodwill in each of our reportable segments is as follows:

	Gathering and Processing	Transportation and Storage	Total

	(in millions)
Balance as of December 31, 2016	$—	$—	$—
Align Midstream, LLC Acquisition (1)	12	—	12
Balance as of December 31, 2017	$12	$—	$12
Velocity Holdings, LLC Acquisition (1)	86	—	86
Balance as of December 31, 2018	$98	$—	$98
_____________________

(1)	See Note 4 for further discussion.

(10) Investment in Equity Method Affiliate

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

SESH is owned 50% by Enbridge, Inc and 50% by the Partnership for the years ended December 31, 2018 and 2017. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its limited partner interest in the Partnership and its economic interest in Enable GP, or does not have the ability to exercise certain control rights, Enbridge Inc. may, under certain circumstances, have the right to purchase our interest in SESH at fair market value, subject to certain exceptions.

The Partnership shares operations of SESH with Enbridge Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. During the years ended December 31, 2018, 2017 and 2016, the Partnership billed SESH $18 million, $17 million and $13 million, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate under the Other Income (Expense) caption in the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

SESH:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Equity in Earnings of Equity Method Affiliate	$26	$28	$28
Distributions from Equity Method Affiliate (1)	33	33	43
____________________

(1)
Distributions from equity method affiliate includes a $26 million, $28 million and $28 million return on investment and a $7 million, $5 million and $15 million return of investment for the years ended December 31, 2018, 2017 and 2016, respectively.

Summarized financial information of SESH:

	December 31,
	2018	2017

	(In millions)
Balance Sheet Data:
Current assets	$30	$32
Property, plant and equipment, net	1,078	1,093
Total assets	$1,108	$1,125
Current liabilities	$13	$14
Long-term debt	397	397
Members’ equity	698	714
Total liabilities and members’ equity	$1,108	$1,125
Reconciliation:
Investment in SESH	$317	$324
Less: Capitalized interest on investment in SESH	(1)	(1)
Add: Basis differential, net of amortization	33	34
The Partnership’s share of members’ equity	$349	$357

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Income Statement Data:
Revenues	$112	$113	$115
Operating income	$67	$72	$73
Net income	$50	$54	$55

(11) Debt

The following table presents the Partnership’s outstanding debt as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Outstanding Principal	Premium (Discount)(1)	Total Debt	Outstanding Principal	Premium (Discount)(1)	Total Debt

	(In millions)
Commercial Paper	$649	$—	$649	$405	$—	$405
Revolving Credit Facility	250	—	250	—	—	—
2015 Term Loan Agreement	—	—	—	450	—	450
2019 Notes	500	—	500	500	—	500
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(2)	698	700	(3)	697
2028 Notes	800	(6)	794	—	—	—
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	7	257	250	13	263
Total debt	$4,299	$(1)	$4,298	$3,455	$10	$3,465
Less: Short-term debt (2)			649			405
Less: Current portion of long-term debt (3)			500			450
Less: Unamortized debt expense (4)			20			15
Total long-term debt			$3,129			$2,595
___________________

(1)	Unamortized premium (discount) on long-term debt is amortized over the life of the respective debt.

(2)	Short-term debt includes $649 million and $405 million of commercial paper outstanding as of December 31, 2018 and 2017, respectively.

(3)
As of December 31, 2018, Current portion of long-term debt includes the $500 million outstanding balance of the 2019 Notes due May 15, 2019. At December 31, 2017, Current portion of long-term debt included the $450 million outstanding balance of the 2015 Term Loan Agreement which the Partnership repaid in May 2018.

(4)
As of December 31, 2018 and 2017, there was an additional $6 million and $3 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other long-term assets, not included above. Unamortized debt expense is amortized over the life of the respective debt.

Maturities of outstanding debt, excluding unamortized premiums (discounts), are as follows (in millions):

2019	$1,149
2020	250
2021	—
2022	—
2023	250
Thereafter	$2,650

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $649 million and $405 million outstanding under our commercial paper program at December 31, 2018 and December 31, 2017, respectively. The weighted average interest rate for the outstanding commercial paper was 3.40% as of December 31, 2018.

Revolving Credit Facility

On April 6, 2018, the Partnership amended and restated its Revolving Credit Facility. As amended and restated, the Revolving Credit Facility is a $1.75 billion, five-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million, in aggregate. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which may be exercised two times to extend the term of the Revolving Credit facility, in each case, for an additional one-year term. As of December 31, 2018, there were $250 million principal advances and $3 million in letters of credit outstanding under the restated Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of December 31, 2018, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of December 31, 2018, the commitment fee under the Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Consolidated Statements of Income.

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

2015 Term Loan Agreement

On July 31, 2015, the Partnership entered into a term loan facility, providing for an unsecured three-year $450 million term loan agreement, which was scheduled to mature on July 31, 2018. The 2015 Term Loan Agreement is included as Current portion of long-term debt in the Partnership’s Consolidated Balance Sheets as of December 31, 2017. In May 2018, we used a portion of the proceeds from the issuance of the 2028 Notes to repay all amounts outstanding under the 2015 Term Loan Agreement.

Senior Notes

On May 10, 2018, the Partnership completed the public offering of $800 million aggregate principal amount of its 4.95% Senior Notes due 2028. The Partnership received net proceeds of approximately $787 million. The proceeds were used for general partnership purposes, including to repay all amounts outstanding under the 2015 Term Loan Agreement, as well as amounts outstanding under the commercial paper program. The 2028 Notes had an unamortized discount of $6 million and unamortized debt expense of $7 million at December 31, 2018, resulting in an effective interest rate of 5.21% during the year ended December 31, 2018.

In addition to the 2028 Notes, as of December 31, 2018, the Partnership’s debt included the 2019 Notes, 2024 Notes, 2027 Notes and 2044 Notes, which had $2 million of unamortized discount and $13 million of unamortized debt expense at December 31, 2018, resulting in effective interest rates of 2.57%, 4.02%, 4.58% and 5.08%, respectively, during the year ended December 31, 2018.

The indenture governing the 2019 Notes, 2024 Notes, 2027 Notes, 2028 Notes and 2044 Notes contains certain restrictions, including, among others, limitations on our ability and the ability of our principal subsidiaries to: (i) consolidate or merge and sell all or substantially all of our and our subsidiaries’ assets and properties; (ii) create, or permit to be created or to exist, any lien upon any of our or our principal subsidiaries’ principal property, or upon any shares of stock of any principal subsidiary, to secure any debt; and (iii) enter into certain sale-leaseback transactions. These covenants are subject to certain exceptions and qualifications.

As of December 31, 2018, the Partnership’s debt included EOIT’s Senior Notes. The EOIT Senior Notes had $7 million of unamortized premium at December 31, 2018, resulting in an effective interest rate of 3.83% during the year ended December 31,

2018. These senior notes do not contain any financial covenants other than a limitation on liens. This limitation on liens is subject to certain exceptions and qualifications.

As of December 31, 2018, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

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

•
natural gas futures and swaps, natural gas options, natural gas swaptions and natural gas commodity purchases and sales are used to manage the Partnership’s natural gas exposure associated with its gathering, processing, transportation and storage assets, contracts and asset management activities.

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

The Partnership recognizes its non-exchange traded derivative instruments as Other Assets or Liabilities in the Consolidated Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement. Exchange traded transactions are settled on a net basis daily through margin accounts with a clearing broker and are recorded as Other Assets or Liabilities in the Consolidated Balance Sheets at fair value on a net basis with such amounts classified as current or long-term based on their anticipated settlement.

As of December 31, 2018 and 2017, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of December 31, 2018 and 2017, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	December 31, 2018		December 31, 2017
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	16	28	17	13
Financial basis futures/swaps	18	29	17	17
Financial swaptions (3)	—	1	—	—
Physical purchases/sales	—	11	1	37
Crude oil (for condensate)— MBbl (2)
Financial futures/swaps	—	945	—	564
Financial swaptions (3)	—	30	—	—
Natural gas liquids— MBbl (4)
Financial futures/swaps	270	2,535	—	1,615
____________________

(1)
As of December 31, 2018, 74.0% of the natural gas contracts had durations of one year or less, 24.2% had durations of more than one year and less than two years and 1.8% had durations of more than two years. As of December 31, 2017, 67.7% of the natural gas contracts had durations of one year or less, 16.1% had durations of more than one year and less than two years and 16.2% had durations of more than two years.

(2)
As of December 31, 2018, 76.9% of the crude oil (for condensate) contracts had durations of one year or less and 23.1% had durations of more than one year and less than two years. As of December 31, 2017, 100% of the crude oil (for condensate) contracts had durations of one year or less.

(3)
The notional value contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional quantity hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.

(4)
As of December 31, 2018, 86.1% of the natural gas liquids contracts had durations of one year or less and 13.9% had durations of more than one year and less than two years. As of December 31, 2017, 100% of the natural gas liquid contracts had durations of one year or less.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Consolidated Balance Sheet at December 31, 2018 and 2017 that were not designated as hedging instruments for accounting purposes are as follows:

		December 31, 2018		December 31, 2017
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$3	$5	$5	$2
Financial futures/swaps	Other	—	2	—	2
Physical purchases/sales	Other Current	3	—	1	—
Physical purchases/sales	Other	4	—	2	—
Crude oil (for condensate)
Financial futures/swaps	Other Current	9	3	—	4
Financial futures/swaps	Other	2	—	—	—
Financial swaptions	Other	—	—	—	—
Natural gas liquids
Financial futures/swaps	Other Current	10	1	1	5
Financial futures/swaps	Other	2	—	—	—
Total gross derivatives (1)		$33	$11	$9	$13
_____________________

(1)	See Note 13 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Consolidated Balance Sheets as of December 31, 2018 and 2017.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016:

	Amounts Recognized in Income
	Year Ended December 31,
	2018	2017	2016

	(In millions)
Natural Gas
Financial futures/swaps (losses) gains	$(8)	$20	$(19)
Physical purchases/sales gains (losses)	7	9	(7)
Crude oil (for condensate)
Financial futures/swaps gains (losses)	6	(1)	(4)
Financial swaptions gains (losses)	—	—	—
Natural gas liquids
Financial futures/swaps gains (losses)	6	(9)	(13)
Total	$11	$19	$(43)

For derivatives not designated as hedges in the tables above, amounts recognized in income for the years ended December 31, 2018, 2017 and 2016, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Change in fair value of derivatives	$26	$28	$(60)
Realized (loss) gain on derivatives	(15)	(9)	17
Gain (loss) on derivative activity	$11	$19	$(43)

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances which could include letters or credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of December 31, 2018, under these obligations, the Partnership has posted no cash collateral related to NGL swaps and crude oil swaps and swaptions and no additional collateral would be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating.

(13) Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. Instruments classified as Level 1 include natural gas futures, swaps and options transactions for contracts traded on either NYMEX or ICE and settled through either a NYMEX or ICE clearing broker.

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets. Instruments classified as Level 2 generally include over-the-counter natural gas swaps, natural gas swaptions, natural gas basis swaps and natural gas purchase and sales transactions in markets such that the pricing is closely related to the NYMEX or the ICE pricing, and over-the-counter WTI crude oil swaps and swaptions for condensate sales.

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

The Partnership utilizes the market approach in determining the fair value of its derivative positions by using either NYMEX, ICE or WTI published market prices, independent broker pricing data or broker/dealer valuations. The valuations of derivatives with pricing based on NYMEX or ICE published market prices may be considered Level 1 if they are settled through a NYMEX or ICE clearing broker account with daily margining. Over-the-counter derivatives with NYMEX, ICE or WTI based prices are considered Level 2 due to the impact of counterparty credit risk. Valuations based on independent broker pricing or broker/dealer valuations may be classified as Level 2 only to the extent they may be validated by an additional source of independent market data for an identical or closely related active market. Certain derivatives with option features may be classified as Level 2 if valued using an industry standard Black-Scholes option pricing model that contain observable inputs in the marketplace throughout the term of the derivative instrument. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, contracts are valued using internally developed methodologies that consider historical relationships among various quoted prices in active markets that result in management’s best estimate of fair value. These contracts are classified as Level 3. As of December 31, 2018, there were no contracts classified as Level 3.

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the period ended December 31, 2018, all instruments previously classified as Level 3 were transferred to Level 2 as the inputs for these liabilities became observable for classification in Level 2.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$250	$250	$—	$—
2015 Term Loan Agreement (Level 2)	—	—	450	450
2019 Notes (Level 2)	500	497	500	497
2024 Notes (Level 2)	600	571	600	602
2027 Notes (Level 2)	698	642	697	712
2028 Notes (Level 2)	794	764	—	—
2044 Notes (Level 2)	550	445	550	550
EOIT Senior Notes (Level 2)	257	256	263	265
______________________

(1)
Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $649 million and $405 million of commercial paper was outstanding as of December 31, 2018 and 2017, respectively.

The fair value of the Partnership’s Revolving Credit Facility, 2015 Term Loan Agreement, 2019 Notes, 2024 Notes, 2027 Notes, 2028 Notes, 2044 Notes, and EOIT Senior Notes, is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

During the year ended December 31, 2016, the Partnership remeasured the Service Star assets at fair value and reassessed the carrying value of the Service Star business line, a component of the gathering and processing segment that provides measurement and communication services to third parties. The impairment, which impaired substantially all of the remaining net book value of the Service Star business line, was primarily driven by the impact of planned technology changes affecting Service Star. Based on forecasted future undiscounted cash flows management determined that the carrying value of the Service Star assets were not fully recoverable. The Partnership utilized the income approach (generally accepted valuation approach) to estimate the fair value of these assets. The primary inputs are forecasted cash flows and the discount rate. The fair value measurement is based on inputs that are not observable in the market and thus represent level 3 inputs. Applying a discounted cash flow model to the property, plant and equipment and reviewing the associated materials and supplies inventory, during the year ended December 31, 2016, the Partnership recognized a $9 million impairment. The impairment consisted of an $8 million write-down of property, plant and equipment and a $1 million write-down of materials and supplies inventory considered either excess or obsolete.

Based upon review of forecasted undiscounted cash flows as of December 31, 2018, all of the asset groups were considered recoverable. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions could reduce forecasted undiscounted cash flows.

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

 The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

December 31, 2018	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$4	$9	$—	$—
Significant other observable inputs (Level 2)	29	2	18	17
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	33	11	18	17
Netting adjustments	(9)	(9)	—	—
Total	$24	$2	$18	$17

December 31, 2017	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$5	$3	$—	$—
Significant other observable inputs (Level 2)	4	5	27	12
Unobservable inputs (Level 3)	—	5	—	—
Total fair value	9	13	27	12
Netting adjustments	(5)	(5)	—	—
Total	$4	$8	$27	$12
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of December 31, 2018 and 2017.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $11 million and $10 million at December 31, 2018 and 2017, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $5 million and none at December 31, 2018 and 2017, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created and which are not subject to revaluation at fair market value.

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

Commodity Contracts
Natural gas liquids financial futures/swaps
(In millions)
Balance as of December 31, 2016	$(8)
Losses included in earnings	(9)
Settlements	12
Transfers out of Level 3	—
Balance as of December 31, 2017	(5)
Losses included in earnings	(23)
Settlements	7
Transfers out of Level 3	21
Balance as of December 31, 2018	$—

(14) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$148	$114	$105
Income taxes, net of refunds	3	—	—
Non-cash transactions:
Accounts payable related to capital expenditures	54	39	18

The following table reconciles cash and cash equivalents and restricted cash on the Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows:

	December 31,
	2018	2017

	(In millions)
Cash and cash equivalents	$8	$5
Restricted cash	14	14
Cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$22	$19

(15) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

Transportation and Storage Agreements

Transportation and Storage Agreements with CenterPoint Energy

EGT provides natural gas transportation and storage services to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas under a combination of contracts that include the following types of services: firm transportation, firm transportation with seasonal demand, firm storage, no-notice transportation with storage and maximum rate firm transportation. The contracts for firm transportation with seasonal demand will remain in effect through March 31, 2021. The contracts for firm transportation, firm storage and firm no-notice transportation with storage, as well as the contracts for maximum rate firm transportation for Oklahoma and portions of Northeast Texas, are in effect through March 31, 2021, and will remain in effect thereafter unless and until terminated by either party upon 180 days’ prior written notice. The contracts for maximum rate firm transportation for Arkansas, Louisiana and Texarkana, Texas terminated on March 31, 2018. MRT provides firm transportation and firm storage services to CenterPoint Energy’s LDCs in Arkansas and Louisiana. Contracts for these services are in effect through May 15, 2023 and will remain in effect unless and until terminated by either party upon twelve months’ prior written notice.

The Partnership may agree to reimburse the costs that its customers incur to make required modifications for the repair and maintenance of pipelines that impact customer delivery points. For the year ended December 31, 2018, we reimbursed CenterPoint Energy’s LDCs $1 million in connection with receipt facility modifications that were necessitated by the repair and maintenance of our pipelines and in connection with a reimbursement associated with an unplanned pipeline outage. For the year ended December 31, 2017, we reimbursed CenterPoint Energy’s LDCs $1 million in connection with receipt facility modifications that were necessitated by the repair and maintenance of our pipelines.

Transportation and Storage Agreement with OGE Energy

EOIT provides no-notice load-following transportation and storage services to OGE Energy. On March 17, 2014, EOIT entered into a transportation agreement with OGE Energy for four of its generating facilities, with a primary term of May 1, 2014 through April 30, 2019. On October 24, 2018, EOIT entered into a no-notice load-following transportation agreement with OGE Energy, with a primary term of April 1, 2019 through May 1, 2024. Following the primary term, the agreement will remain in effect from year to year thereafter unless and until either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. On December 6, 2016, EOIT entered into an additional firm transportation agreement with OGE Energy, for one of its generating facilities with a primary term that began on December 1, 2018 through December 1, 2038.

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

The Partnership’s revenues from affiliated companies accounted for 5%, 5% and 7% of total revenues during the years ended December 31, 2018, 2017 and 2016, respectively. Amounts of total revenues from affiliated companies included in the Partnership’s Consolidated Statements of Income are summarized as follows:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Gas transportation and storage service revenue — CenterPoint Energy	$111	$110	$110
Natural gas product sales — CenterPoint Energy	11	6	1
Gas transportation and storage service revenue — OGE Energy	37	35	36
Natural gas product sales — OGE Energy	4	2	12
Total revenues — affiliated companies	$163	$153	$159

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Consolidated Statements of Income are summarized as follows:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$3	$1	$—
Cost of natural gas purchases — OGE Energy	23	19	14
Total cost of natural gas purchases — affiliated companies	$26	$20	$14

Corporate services, operating lease expense and seconded employee

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

The Partnership leases office and data center space from an affiliate of CenterPoint Energy in Shreveport, Louisiana. The term of the lease was effective on October 1, 2016 and extends through December 31, 2019. As of December 31, 2018, the Partnership expects to incur approximately $1 million in rent and maintenance expenses under the lease during the remaining term of the lease.

During the years ended December 31, 2018, 2017 and 2016, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to a cap of $5 million in 2018 and thereafter, unless and until secondment is terminated.

Amounts charged to the Partnership by affiliates for seconded employees, an operating lease and corporate services, included primarily in Operation and maintenance expenses and General and administrative expenses in the Partnership’s Consolidated Statements of Income are as follows:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Corporate Services — CenterPoint Energy	$1	$3	$6
Operating Lease — CenterPoint Energy	1	1	—
Seconded Employee Costs — OGE Energy	29	31	29
Corporate Services — OGE Energy	1	3	5
Total corporate services, operating lease and seconded employee expense	$32	$38	$40

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

(16) Commitments and Contingencies

Operating Lease Obligations. The Partnership has operating lease obligations expiring at various dates. Future minimum payments for noncancellable operating leases are as follows:

	Year Ended December 31,
	2019	2020	2021	2022	2023	After 2023	Total

	(In millions)
Noncancellable operating leases	$14	$3	$3	$3	$3	$14	$40

Total rental expense for all operating leases was $35 million, $27 million and $27 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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

On August 28, 2018, the Partnership entered into the Bank of Oklahoma Park Plaza lease to occupy 154,584 feet of office space in Oklahoma City, Oklahoma, which ends June 30, 2029. The lease payments commence on July 1, 2019, and total $25 million over the lease term, as well as a proportionate percentage of facility expenses. The Partnership will relocate its headquarters to the new location during the third quarter of 2019. Minimum lease payments are expected to be $1 million in 2019 and $2 million per year from 2020 through 2023.

The Partnership currently has 110 compression service agreements, of which 46 agreements are on a month-to-month basis, 60 agreements will expire in 2019 and four agreements 2020. The Partnership also has seven gas treating lease agreements, all of which are on a month-to-month basis. These lease expenses are reflected in Operation and maintenance expense in the Consolidated Statements of Income.

Commercial Obligations

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer, LP for 400 MMcf/d of deliveries to the Godley Plant in Johnson County, Texas. As of December 31, 2018, the Partnership estimates the remaining associated 10-year minimum volume commitment fee to be $215 million in the aggregate. Minimum volume commitment fees are expected to be $23 million per year from 2019 through 2027 and $11 million in 2028.

On September 13, 2018, the Partnership executed a precedent agreement for the development of the Gulf Run Pipeline, an interstate natural gas transportation project. On January 30, 2019, a final investment decision was made by Golden Pass LNG, the cornerstone shipper for the LNG facility to be served by the Gulf Run Pipeline project. Subject to approval of the project by the FERC, the Partnership will be required to construct a large-diameter pipeline from northern Louisiana to Gulf Coast markets. In addition, the Partnership may transfer existing EGT transportation infrastructure to the Gulf Run Pipeline. Under the precedent agreement, the Partnership estimates the cost to complete the Gulf Run Pipeline project would be as much as $550 million and the project is backed by a 20-year firm transportation service. The Gulf Run Pipeline connects natural gas producing regions in the U.S., including the Haynesville, Marcellus, Utica and Barnett shales and the Mid-Continent region. The project is expected to be placed into service in 2022.

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

(17) Income Taxes

The Partnership’s earnings are generally not subject to income tax (other than Texas state margin taxes and taxes associated with the Partnership’s corporate subsidiary Enable Midstream Services) and are taxable at the individual partner level. The Partnership and its non-corporate subsidiaries are pass-through entities for federal income tax purposes. For these entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in the consolidated financial statements. Consequently, the Consolidated Statements of Income do not include an income tax provision (other than Texas state margin taxes and taxes associated with the Partnership’s corporate subsidiary). On December 22, 2017, the act known as the “Tax Cuts and Jobs Act,” was signed into law which lowered the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of this new law, the Partnership’s corporate subsidiaries re-valued their deferred income tax assets and liabilities as of December 31, 2017, which resulted in recording a federal deferred income tax benefit of $1 million for the year ended December 31, 2017.

The items comprising income tax expense are as follows:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Provision (benefit) for current income taxes
Federal	$—	$1	$(1)
State	—	1	—
Total provision (benefit) for current income taxes	—	2	(1)
Provision (benefit) for deferred income taxes, net
Federal	$(1)	(2)	$3
State	—	(1)	(1)
Total provision (benefit) for deferred income taxes, net	(1)	(3)	2
Total income tax (benefit) expense	$(1)	$(1)	$1

The components of Deferred Income Taxes as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017

	(In millions)
Deferred tax liabilities, net:
Non-current:
Intercompany management fee	$16	$18
Depreciation	5	5
Accrued compensation	(16)	(17)
Total deferred tax liabilities, net	5	6

Uncertain Income Tax Positions

There were no unrecognized tax benefits as of December 31, 2018, 2017 and 2016.

Tax Audits and Settlements

The federal income tax return of the Partnership has been audited through the 2013 tax year.

(18) Equity-Based Compensation

Enable GP has adopted the Enable Midstream Partners, LP Long Term Incentive Plan (LTIP) for officers, directors and employees of the Partnership and its affiliates, including any individual who provides services to the Partnership as a seconded employee. The LTIP provides for the following types of awards: restricted units, phantom units, appreciations rights, option rights, cash incentive awards, performance units, distribution equivalent rights, and other awards denominated in, payable in, valued in or otherwise based on or related to common units.

The LTIP is administered by the Compensation Committee of the Board of Directors. With respect to any grant of equity as long-term incentive awards to our independent directors and our officers subject to reporting under Section 16 of the Exchange Act, the Compensation Committee makes recommendations to the Board of Directors and any such awards will only be effective upon the approval of the Board of Directors. The LTIP limits the number of units that may be delivered pursuant to vested awards to 13,100,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units cancelled, forfeited, expired or cash settled are available for delivery pursuant to other awards.

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

Performance unit, restricted unit and phantom unit awards are classified as equity on the Partnership’s Consolidated Balance Sheet. The following table summarizes the Partnership’s equity-based compensation expense for the years ended December 31, 2018, 2017 and 2016 related to performance units, restricted units and phantom units for the Partnership’s employees and independent directors:

	Year Ended December 31,
	2018	2017	2016

	(In millions)
Performance units	$9	$10	$9
Restricted units	1	2	3
Phantom units	6	3	1
Total equity-based compensation expense	$16	$15	$13

Performance Units

Awards of performance based phantom units (performance units) have been made under the LTIP in 2018, 2017 and 2016 to certain officers and employees providing services to the Partnership. Subject to the achievement of performance goals, the performance unit awards cliff vest three years from the grant date, with distribution equivalent rights paid at vesting. The performance goals for 2018, 2017 and 2016 awards are based on total unitholder return over a three-calendar year performance cycle. Total unitholder return is based on the relative performance of the Partnership’s common units against a peer group. The performance unit awards have a payout from zero to 200% of the target based on the level of achievement of the performance goal. Performance unit awards are paid out in common units, with distribution equivalent rights paid in cash at vesting. Any unearned performance units are cancelled. Pay out requires the confirmation of the achievement of the performance level by the Compensation Committee. Prior to vesting, performance units are subject to forfeiture if the recipient’s employment with the Partnership is terminated for any reason other than death, disability, retirement or termination other than for cause within two years of a change in control. In the event of retirement, a participant will receive a prorated payment based on the target performance, rather than actual performance, of the performance goals during the award cycle.

The fair value of each performance unit award was estimated on the grant date using a lattice-based valuation model. The valuation information factored into the model includes the expected distribution yield, expected price volatility, risk-free interest rate and the probable outcome of the market condition over the expected life of the performance units. Equity-based compensation expense for each performance unit award is a fixed amount determined at the grant date fair value and is recognized over the three-year award cycle regardless of whether performance units are awarded at the end of the award cycle. Distributions are accumulated and paid at vesting and, therefore, are included in the fair value calculation of the performance unit award. The expected price volatility for the awards granted in 2018 and 2017 is based on three years of daily stock price observations, to determine the total unitholder return ranking. The expected price volatility for the awards granted in 2016 is based on two years of daily stock price observations, combined with the average of the one-year volatility of the applicable peer group companies used to determine the total unitholder return ranking. The risk-free interest rate for the performance unit grants is based on the three-year U.S. Treasury yield curve in effect at the time of the grant. There are no post-vesting restrictions related to the Partnership’s performance units.

The number of performance units granted based on total unitholder return and the assumptions used to calculate the grant date fair value of the performance units based on total unitholder return are shown in the following table.

	2018	2017	2016
Number of units granted	551,742	468,626	1,235,429
Fair value of units granted	$17.70	$19.27	$10.42 - $27.77
Expected price volatility	44.2%	47.3%	43.2% - 46.0%
Risk-free interest rate	2.36%	1.57%	0.86% - 0.90%
Distribution yield	8.56%	9.10%	10.70% - 12.10%
Expected life of units (in years)	3	3	3

Phantom Units

Awards of phantom units have been made under the LTIP in 2018, 2017 and 2016 to certain officers and employees providing services to the Partnership and certain directors of Enable GP. Phantom units vest on the first, second or third anniversary of the grant date with distribution equivalent rights paid during the vesting period. Phantom unit awards are paid out in common units, with distributions equivalent rights paid in cash. Phantom units cliff-vest at the end of the vesting period. Any unearned phantom units are cancelled. Prior to vesting, phantom units are subject to forfeiture if the recipient’s employment with the Partnership is terminated for any reason other than death, disability, retirement or termination other than for cause within two years of a change in control.

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

	2018	2017	2016
Phantom units granted	546,708	392,338	653,286
Fair value of phantom units granted	$13.74 - $17.00	$15.44 - $16.93	$8.12 - $15.30

Other Awards

In 2018, 2017 and 2016, the Board of Directors granted common units to the independent directors of Enable GP, for their service as directors, which vested immediately. The fair value of the common units was based on the closing market price of the Partnership’s common unit on the grant date.

	2018	2017	2016
Common units granted	16,335	16,653	14,914
Fair value of common units granted	$14.94	$15.03	$15.35

Units Outstanding

A summary of the activity for the Partnership’s performance units, restricted units and phantom units as of December 31, 2018 and changes during 2018 are shown in the following table.

	Performance Units		Restricted Stock		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at 12/31/2017	2,040,407	$13.86	222,434	$17.87	987,380	$11.38
Granted (1)	551,742	17.70	—	—	546,708	14.23
Vested (2)(3)	(401,772)	16.59	(221,068)	17.87	(25,287)	13.80
Forfeited	(80,542)	14.30	(1,366)	16.75	(61,211)	12.39
Units outstanding at 12/31/2018	2,109,835	14.33	—	—	1,447,590	12.38
Aggregate intrinsic value of units outstanding at December 31, 2018	$29		$—		$20
_____________________

(1)
For performance units, this represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0 percent to 200 percent of the target.

(2)
Performance units vested as of December 31, 2018 include 401,772 units from the annual grant, which were approved by the Board of Directors in 2015 and paid out at 200% of target, or 803,544 units, based on the level of achievement of a performance goal established by the Board of Directors over the performance period.

(3)
Performance units outstanding as of December 31, 2018 include 1,109,676 units from the 2016 annual grant, which were approved by the Board of Directors in 2016. The results of the performance units were certified by the Compensation Committee in February 2019, at a 200% payout based on the level of achievement of a performance goal established by the Board of Directors over a performance period of January 1, 2016 through December 31, 2018. The increase in outstanding units for a payout percentage of an amount other than 100% is not reflected above until the vesting date.

A summary of the Partnership’s performance, restricted and phantom units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for each of the years ended December 31, 2018, 2017 and 2016 are shown in the following tables.

	Year Ended December 31, 2018
	Performance Units	Restricted Stock	Phantom Units

	(In millions)
Aggregate intrinsic value of units vested	$11	$3	$1
Fair value of units vested	7	4	—

	Year Ended December 31, 2017
	Performance Units	Restricted Stock	Phantom Units

	(In millions)
Aggregate intrinsic value of units vested	$5	$2	$—
Fair value of units vested	10	4	—

	Year Ended December 31, 2016
	Performance Units	Restricted Stock	Phantom Units

	(In millions)
Aggregate intrinsic value of units vested	$—	$1	$—
Fair value of units vested	—	3	—

Unrecognized Compensation Expense

A summary of the Partnership’s unrecognized compensation expense for its non-vested performance units, phantom units and restricted units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	December 31, 2018
	Unrecognized Compensation Cost (In millions)	Weighted Average to be Recognized (In years)
Performance Units	$11	0.92
Restricted Units	—	0.00
Phantom Units	8	1.15
Total	$19

As of December 31, 2018, there were 7,555,026 units available for issuance under the long-term incentive plan.

(19) Reportable Segments

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

Financial data for reportable segments are as follows:

Year Ended December 31, 2018	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total

	(In millions)
Product sales	$2,016	$625	$(535)	$2,106
Service revenue	802	537	(14)	1,325
Total Revenues (2)	2,818	1,162	(549)	3,431
Cost of natural gas and natural gas liquids, excluding depreciation and amortization shown separately	1,741	628	(550)	1,819
Operation and maintenance, General and administrative	312	189	—	501
Depreciation and amortization	263	135	—	398
Taxes other than income tax	38	27	—	65
Operating Income	$464	$183	$1	$648
Total Assets	$9,874	$5,805	$(3,235)	$12,444
Capital expenditures, including acquisitions	$981	$190	$—	$1,171

Year Ended December 31, 2017	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total

	(In millions)
Product sales	$1,538	$621	$(506)	$1,653
Service revenue	632	525	(7)	1,150
Total Revenues (2)	2,170	1,146	(513)	2,803
Cost of natural gas and natural gas liquids, excluding depreciation and amortization shown separately	1,285	604	(508)	1,381
Operation and maintenance, General and administrative	289	179	(4)	464
Depreciation and amortization	232	134	—	366
Impairments	—	—	—	—
Taxes other than income tax	37	27	—	64
Operating Income	$327	$202	$(1)	$528
Total Assets	$9,079	$5,616	$(3,102)	$11,593
Capital expenditures, including acquisitions	$601	$113	$—	$714

Year Ended December 31, 2016	Gathering and Processing	Transportation and Storage (1)	Eliminations	Total

	(In millions)
Product sales	$1,081	$479	$(388)	$1,172
Service revenue	559	545	(4)	1,100
Total Revenues (2)	1,640	1,024	(392)	2,272
Cost of natural gas and natural gas liquids, excluding depreciation and amortization shown separately	915	492	(390)	1,017
Operation and maintenance, General and administrative	276	191	(2)	465
Depreciation and amortization	212	126	—	338
Impairments	9	—	—	9
Taxes other than income tax	32	26	—	58
Operating Income	$196	$189	$—	$385
Total Assets	$7,453	$4,963	$(1,204)	$11,212
Capital expenditures	$312	$71	$—	$383
_____________________

(1)
Equity in earnings of equity method affiliate is included in Other Income (Expense) on the Consolidated Statements of Income and is not included in the table above. See Note 10 for discussion regarding ownership interest in SESH and related equity earnings included in the transportation and storage segment for the years ended December 31, 2018, 2017 and 2016.

(2)	The Partnership had no external customers accounting for 10% or more of Total revenues in periods shown. See Note 15 for revenues from affiliated companies.

(20) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2018 and 2017 are as follows:

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

	(in millions, except per unit data)
Total Revenues	$748	$805	$928	$950
Cost of natural gas and natural gas liquids	375	444	516	484
Operating income	139	126	171	212
Net income	114	95	139	175
Net income attributable to limited partners	114	95	138	174
Net income attributable to common and subordinated units	105	86	129	165

Basic earnings per unit
Common units	$0.24	$0.20	$0.30	$0.38
Subordinated units (1)	$—	$—	$—	$—
Diluted earnings per unit
Common units	$0.24	$0.20	$0.30	$0.38
Subordinated units	$—	$—	$—	$—

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

	(in millions, except per unit data)
Total Revenues	$666	$626	$705	$806
Cost of natural gas and natural gas liquids	308	279	349	445
Operating income	140	122	137	129
Net income	120	96	113	108
Net income attributable to limited partners	120	95	113	108
Net income attributable to common and subordinated units	111	86	104	99

Basic earnings per unit
Common Units	$0.26	$0.20	$0.24	$0.23
Subordinated units	$0.25	$0.20	$0.24	$—
Diluted earnings per unit
Common Units	$0.26	$0.20	$0.24	$0.23
Subordinated units (1)	$0.25	$0.20	$0.24	$—
_____________________

(1)	See Note 6 for discussion of the conversion of the subordinated units.

(21) Subsequent Event

On January 29, 2019, the Partnership entered into a term loan facility, providing for an unsecured three-year $1 billion term loan agreement. As of January 31, 2019, there is a principal advance of $200 million outstanding under the 2019 Term Loan Agreement, and a delayed-draw feature permits the Partnership to borrow up to an additional $800 million within 180 days of the closing date, subject to the terms and conditions of the 2019 Term Loan Agreement. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated ratings from Standard & Poor’s Rating Services,

Moody’s Investor Services and Fitch Ratings. As of January 31, 2019, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. The 2019 Term Loan Agreement contains substantially the same covenants as the Revolving Credit Facility.

The 2019 Term Loan Agreement requires the Partnership to, starting April 29, 2019 and continuing until the date on which all commitments have expired or been terminated or the amount available to be drawn is zero, pay a ticking fee on each lender’s unused commitment amount. The ticking fee shall equal 0.125% on the actual daily amount of such lender’s portion of the unused commitments.

Advances under the 2019 Term Loan Agreement are subject to certain conditions precedent, including the accuracy in all material respects of certain representations and warranties and the absence of any default or event of default. Advances under the 2019 Term Loan Agreement may be used to refinance indebtedness outstanding from time to time and for other general corporate purposes, including to fund acquisitions, investments and capital expenditures. Advances under the 2019 Term Loan Agreement can be prepaid, in whole or in part, at any time without premium or penalty, other than usual and customary LIBOR breakage costs, if applicable.

The 2019 Term Loan Agreement contains a financial covenant requiring the Partnership to maintain a ratio of consolidated funded debt to consolidated EBITDA as of the last day of each fiscal quarter of less than or equal to 5.00 to 1.00; provided that, for a certain period time following an acquisition by the Partnership or certain of its subsidiaries with a purchase price that when combined with the aggregate purchase price for all other such acquisitions in any rolling 12-month period, is equal to or greater than $25 million, the consolidated funded debt to consolidated EBITDA ratio as of the last day of each such fiscal quarter during such period would be permitted to be up to 5.50 to 1.00.

The 2019 Term Loan Agreement also contains covenant s that restrict the Partnership and certain of its subsidiaries in respect of, amoung other things, mergers and consolidations, sales of all or substantially all assets, incurrenece of subisdary indebtedness, incurrence of liens, transactions with affiliates, designation of subsidiaries as Excluded Subsidiaries (as defined in the 2019 Term Loan Agreement), restricted payments, changes in the nature of their respective business and entering into certain restrictive agreements. The 2019 Term Loan Agreement is subject to acceleration upon the occurrence of certain defaults, including, amoung others, payment defaults on such facility, breach of representations, warranties and covenants, acceleration of indebtedness ( other than intercompany and non-recourse indebtedness) of $100 million or more in the aggregate, change of control, nonpayment of uninsured judgements in excess of $100 million, and the occurrence of certain ERISA and bankruptcy events, subject where applicable to specified cure periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on such evaluation, our management has concluded that, as of December 31, 2018, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018, with the participation of our principal executive and principal financial officers, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018.

Our independently registered public accounting firm that audited our financial statements has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Enable GP, LLC and
Unitholders of Enable Midstream Partners, LP
Oklahoma City, Oklahoma

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Enable Midstream Partners, LP and subsidiaries (the “Partnership”)
as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Partnership and our report dated February 19, 2019, expressed an unqualified opinion on those financial statements.

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

Oklahoma City, Oklahoma
February 19, 2019

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

The following table identifies the current directors and executive officers of Enable GP. The business address of each of the directors and officers is provided.

Name	Age	Title
Sean Trauschke (2)	51	Director and Chairman
Stephen E. Merrill (2)	54	Director
Scott M. Prochazka (3)	52	Director
William D. Rogers (3)	58	Director
Alan N. Harris (1)	65	Director
Ronnie K. Irani (1)	62	Director
Peter H. Kind (1)	62	Director
Rodney J. Sailor (1)	60	Director, President and Chief Executive Officer
John P. Laws (1)	44	Executive Vice President, Chief Financial Officer and Treasurer
Deanna J. Farmer (1)	53	Executive Vice President and Chief Administrative Officer
Craig S. Harris (1)	54	Executive Vice President and Chief Operating Officer
Mark C. Schroeder (3)	62	Executive Vice President and General Counsel
_____________________

(1)	One Leadership Square, 211 North Robinson Avenue, Suite 150, Oklahoma City, Oklahoma 73102

(2)	321 North Harvey, P.O. Box 321, Oklahoma City, Oklahoma 73101

(3)	1111 Louisiana Street, Houston, Texas 77002

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Alan N. Harris has been a Director of our general partner since February 2015. Mr. A. Harris retired from Spectra Energy Corp in January 2015. Mr. A. Harris joined Spectra Energy Corp in 1982 and served in multiple roles with increasing responsibilities. From 2014 through January 2015, he served as Senior Advisor to the Chairman, President and Chief Executive Officer of Spectra Energy Corp. In his role, Mr. A. Harris provided oversight and focus for Spectra Energy Corp’s project execution efforts. From 2009 through 2013, Mr. A. Harris served as Chief Development and Operations Officer of Spectra Energy Corp. In that dual role, Mr. A. Harris oversaw the company’s strategy, business development, and mergers and acquisitions, as well as project execution, the operations of Spectra Energy Corp’s U.S. pipeline and storage business, environment, health and safety, and the company’s master limited partnership. Mr. A. Harris served as Chief Development Officer of Spectra Energy Corp from 2007 to 2009 and has served as a member of the Board of Directors of the general partner of DCP Midstream Partners, LP from January 2014 through October 2014 and from January 2009 through April 2012. Mr. A. Harris is a director of UGI Corporation, a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services, and a director of UGI Utilities, Inc., a subsidiary of UGI Corporation that operates a natural gas distribution utility division and an electric utility division. We believe that Mr. A. Harris’ extensive knowledge of the industry provides the Board with valuable experience.

Ronnie K. Irani has been a Director of our general partner since March 2016. Mr. Irani is President and Chief Executive Officer of RKI Energy Resources, LLC, which is an oil and gas exploration and production company. Mr. Irani previously served as President and Chief Executive Officer of NewWoods Petroleum, LLC from August 2015 through December 2018 and as President and Chief Executive Officer of RKI Exploration & Production, LLC from 2005 through August 2015. Prior to forming RKI Exploration & Production, Mr. Irani served in executive positions at Dominion Resources, Inc., Louis Dreyfus Natural Gas Corp. and Woods Petroleum Corporation. Mr. Irani also served as a Director of Seventy Seven Energy, Inc. from June 2014 through August 2016. Seventy Seven Energy filed for reorganization under Chapter 11 of the United States Bankruptcy Code in June 2016. We believe that Mr. Irani’s extensive experience in exploration and production provides the Board with valuable insight.

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

Stephen E. Merrill has been a Director of our general partner since February 2016 and previously served as an alternate Director of our general partner from May 2015 to February 2016. Mr. Merrill is Chief Financial Officer of OGE Energy and OG&E. Previously, Mr. Merrill served as Executive Vice President and Chief Administrative Officer of our general partner from April 2014 to August 2014; as Executive Vice President of Finance and Chief Administrative Officer of our general partner from December 2013 to April 2014; Chief Operating Officer of Enogex LLC from 2011 through April 2014; Vice President-Human Resources of OGE Energy from 2009 to 2011; and Vice President and Chief Financial Officer of Enogex LLC from 2008 to 2011. We believe Mr. Merrill’s energy industry provides the Board with valuable experience in overseeing the management of our operation and financial experience provides the Board with valuable experience in our financial and accounting matters.

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

William D. Rogers has been a Director of our general partner since August 2015 and previously served as an alternate Director of our general partner from May 2015 through July 2015. Mr. Rogers is Executive Vice President and Chief Financial Officer of CenterPoint Energy. On December 3, 2018, CenterPoint Energy announced that Mr. Rogers plans to retire for personal and family reasons, but will remain in his current position through the first quarter of 2019. Previously, Mr. Rogers served as Executive Vice President, Finance and Accounting of CenterPoint Energy from February 2015 through March 2015; Vice President and Treasurer of American Water Works Company, Inc. from October 2010 to January 2015; and Chief Financial Officer of NV Energy, Inc. from February 2007 through February 2010. We believe Mr. Roger’s financial experience provides the Board with valuable experience in our financial and accounting matters.

Sean Trauschke has been a Director of our general partner since May 2013 and has served as Chairman of the Board of our general partner since May 2017. From May 2013 to December 2013, he served as Acting Chief Financial Officer of our general partner. Mr. Trauschke is Chairman, President and Chief Executive Officer of OGE Energy and OG&E. Previously, Mr. Trauschke served as President and Chief Executive Officer of OGE Energy and OG&E from May 29, 2015 to November 30, 2015; as President of OGE Energy and OG&E from August 2014 to May 29, 2015; as Vice President and Chief Financial Officer of OGE Energy from 2009 to September 2014; Vice President and Chief Financial Officer of OG&E from 2009 to July 2013; Chief Financial Officer of Enogex Holdings, LLC from 2010 to 2013; Chief Financial Officer of Enogex LLC from 2009 to 2013; and Senior Vice President-Investor Relations and Financial Planning of Duke Energy from 2008 to 2009. We believe Mr. Trauschke’s energy industry and financial experience provides the Board with valuable experience in our financial and accounting matters.

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

Craig S. Harris has served as Executive Vice President and Chief Operating Officer of our general partner since January 2019. Previously, Mr. C. Harris served as Executive Vice President and Chief Commercial Officer of our general partner from September 2016 through December 2018, Senior Vice President-Business Development and Marketing of Columbia Midstream Group from July 2015 through July 2016 and as Vice President-Business Development of Columbia Midstream Group from November 2013 through July 2015. Columbia Midstream Group is a unit of Columbia Pipeline Group, Inc., which became a wholly-owned subsidiary of TransCanada Corporation in July 2016. Prior to joining Columbia Midstream Group, Mr. C. Harris served as Managing Director of Alinda Capital Partners, LLC, an infrastructure investment firm, from February 2011 through November 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers, persons who own more than 10 percent of a registered class of our equity securities to file reports with the SEC concerning their holdings of, and certain transactions in, our equity and derivative securities (e.g., options, convertible securities and other securities that derive their value from equity securities). Based solely upon our review of copies of filings from reporting persons, we do not believe that any of our directors or officers or any persons who own more than 10 percent of a registered class of our equity securities failed to file on a timely basis all of the report required under Section 16(a) of the Exchange Act, except as follows: Mr. C. Harris inadvertently failed to timely report a grant of 16,078 time vesting phantom units and the withholding for taxes of 2,829 common units.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

In this section, we describe and discuss the principles and policies used in setting the compensation of our named executive officers. Our named executive officers for the fiscal year ended December 31, 2018 were:
•Rodney J. Sailor, President and Chief Executive Officer,
•John P. Laws, Executive Vice President, Chief Financial Officer and Treasurer,
•Deanna J. Farmer, Executive Vice President and Chief Administrative Officer,
•Craig S. Harris, Executive Vice President and Chief Operating Officer and
•Mark C. Schroeder, Executive Vice President and General Counsel.

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

Role of Consultant. To provide advice on the form and amount of compensation for our named executive officers in 2018, our Compensation Committee engaged Mercer (US) Inc. (“Mercer”), an independent compensation consulting firm. Mercer’s services included a compensation risk assessment and an analysis of 2018 base salaries, short-term incentive award targets, and long-term incentive award targets. In order to assist with the assessment of the competitiveness of our 2018 named executive officer compensation, Mercer provided market data from the following peer group companies:

Company		Ticker
1.	Boardwalk Pipeline Partners, LP	BWP
2.	Buckeye Partners LP	BPL
3.	Crestwood Equity Partners LP	CEQP
4.	DCP Midstream, LP	DCP
5.	EnLink Midstream Partners, LP	ENLK
6.	Magellan Midstream Partners, L.P.	MMP
7.	ONEOK Inc.	OKE
8.	MPLX LP	MPLX
9.	NuStar Energy L.P.	NS
10.	Spectra Energy Partners, LP	SEP
11.	Summit Midstream Partners, LP	SMLP
12.	SemGroup Corporation	SEMG
13.	Targa Resources Corp.	TRGP
14.	Western Gas Partners, LP	WES
15.	Williams Partners L.P.	WPZ

The Compensation Committee reviews and assesses the independence and performance of its consultant in accordance with applicable SEC and NYSE rules on an annual basis in order to confirm that the consultant is independent and meets all applicable regulatory requirements. Prior to its engagement for 2018, the Compensation Committee reviewed the independence of Mercer and determined that it meets all applicable regulatory requirements for independence.

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

Our Chief Executive Officer and our Chief Administrative Officer also periodically review and recommend specific Partnership performance metrics to be used in awards under our short-term and long-term incentive plans. Our Chief Executive Officer and our Chief Administrative Officer work with the various business units and functional departments to develop these metrics, which are then presented to the Compensation Committee. As noted above, the Compensation Committee makes final decisions regarding executive compensation, except with respect to awards to our executive officers under our long-term incentive plan. With respect to such awards, the Compensation Committee makes recommendations to the Board of Directors, and the Board of Directors makes final award decisions.

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

Base Salary. We view base salary as the foundation of total compensation. Base salary recognizes the job being performed and the value of that job in the competitive market. We design base salaries to attract and retain the executive talent necessary for our continued success and provide an element of compensation that is not at risk in order to avoid fluctuations in compensation that could distract our named executive officers from the performance of their responsibilities. Any annual adjustments to the base salaries of our named executive officers are primarily intended to reflect changes in market data or increased experience and individual contribution of the executive. We set and adjust base salaries using market data from the Compensation Committee’s consultant, and we target a reasonable range around the market median for each position, depending on the circumstances of the incumbent and the position.

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

Long-Term Incentives. The Enable Midstream Partners, LP Long-Term Incentive Plan applies to our officers, independent directors and employees. The purpose of awards to our named executive officers under our long-term incentive plan is to compensate the named executive officers based on the performance of our common units and their continued employment during the vesting period in order to align their long-term interests with those of our unitholders. Compensating our named executive officers for the long-term performance of our common units supports our pay for performance philosophy. The long-term incentive plan provides for the following types of awards: restricted units, phantom units, appreciations rights, option rights, cash incentive awards, performance units, distribution equivalent rights, and other awards denominated in, payable in, valued in or otherwise based on or related to common units.

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

Upon completion of the IPO, Mr. Sailor received an award of 25,000 restricted units, which vested on April 16, 2018. In order to compensate him for forfeiting compensation from his previous employer, Mr. C. Harris received an award of 19,276 phantom units and a performance unit award with an award target of 26,986 performance units upon his employment with us. For Mr. C. Harris’ phantom unit award, 9,638 units vested on September 6, 2017 and 9,638 units vested on September 6, 2018. Mr. C. Harris’ performance unit award is subject to the same terms and conditions as the performance unit awards made to our other named executive officers in 2016, and any performance units earned under this award will vest on September 6, 2019.

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

In addition to units owned directly by our independent directors and officers, units owned indirectly (such as by a spouse or a trust), as well as phantom units granted under our long-term incentive plan, may be used to satisfy the ownership levels under the guidelines. The guidelines provide that our existing independent directors and officers should achieve and maintain the minimum ownership levels no later than five years from the adoption of the guidelines. The guidelines also provide that newly appointed independent directors and newly appointed or promoted officers should achieve and maintain the minimum ownership levels no later than five years from the date of appointment, hire or promotion.

Hedging Policy. As part of the Insider Trading Policy adopted by our Board of Directors, our directors, officers and certain designated employees are prohibited from engaging in forms of hedging or monetization transactions with respect to the Partnership’s securities, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, that allow an owner of securities to lock in much of the value of her or his holdings, often in exchange for all or part of the potential for upside appreciation in the security. These types transactions allow insiders to continue to own the securities without the full risks and rewards of the securities. When that occurs, the owner may not have the same objectives as the Partnership’s other unit holders. Therefore, we have prohibited our directors, officers and certain designated employees from engaging in these types of transactions.

2018 Executive Compensation

As of December 31, 2018, the base salary, short-term incentive award targets, and long-term incentive award targets for our named executive officers were as follows:

Name	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target
Rodney J. Sailor	$695,000	100%	315%
John P. Laws	$427,461	75%	200%
Deanna J. Farmer	$353,205	70%	140%
Craig S. Harris	$426,000	75%	175%
Mark C. Schroeder	$352,872	70%	140%

Base Salary. In February 2018, Mr. Sailor, Mr. Laws, Ms. Farmer and Mr. Schroeder received base salary increases of 6.92%, 18.00%, 4.00%, and 10.00% respectively. These base salary increases were intended to better align the named executive officers with the market data for their roles. In August 2018, Mr. C. Harris received a base salary increase of 6.91% in connection with his appointment as Executive Vice President and Chief Operating Officer. Although Mr. C. Harris’ appointment to Executive Vice President and Chief Operating Officer was not effective until January 1, 2019, his base salary increased in connection with his appointment and was effective as of August 13, 2018.

Short-Term Incentives. For 2018, the target amount of the short-term incentive award for each named executive officer was a percentage of actual base salary paid during 2018, with a payout ranging from 0% to 150% of the target, subject to straight-line interpolation based on the level of achievement of performance goals established by the Compensation Committee. The award may be increased or decreased at the discretion of the Compensation Committee based on the performance of the named executive officer, but the award may not exceed 200% of the named executive officer’s target.

For the 2018 award, the performance goals were based 80% on financial targets and 20% on safety targets. The financial targets consisted of: (i) 30% on operation and maintenance (O&M) and general and administrative (G&A) expense targets, and (ii) 50% on a distributable cash flow (DCF) target. The safety targets consisted of (i) 2.5% per quarter, for an overall 10% total recordable incident rate (TRIR) targets, which is derived from the Federal Occupational Safety and Health Act of 1970 standards for recordable injuries and illnesses (excluding hearing shifts and any recordable injury resulting from a non-preventable vehicle incident), and (ii) 2.5% per quarter, for an overall 10% preventable vehicle incident rate (PVIR) targets, which is defined as one in which the driver failed to exercise every reasonable precaution to prevent the accident. For each performance goal, the Compensation Committee established a minimum level of performance (at which a 50% payout would be made and below which no payout would be made), a target level of performance (at which a 100% payout would be made), and a maximum level of performance (at or above which a 150% payout would be made). The level of payout may range from 0% to 150%, subject to straight-line interpolation based on the actual performance achieved.

For the purpose of determining the level of performance achieved, the Compensation Committee reserved the right to adjust DCF for (1) increases or decreases resulting from changes in accounting principles that become effective after December 31, 2017; (2) any increases or decreases in DCF attributable to any new federal or state laws or regulations enacted after December 31, 2017; and (3) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2018 plan year as permitted under the plan. The Committee also reserved the right to adjust O&M and G&A for (1) increases or decreases in O&M and G&A attributable to a change in accounting principles effective after December 31, 2017; (2) any increases or decreases in O&M and G&A attributable to any new federal or state laws or regulations enacted after December 31, 2017; (3) any increases or decreases in O&M and G&A attributable to gains, losses, or impairments, except those attributable to the write down, abandonment or disposition of any assets never placed in service; (4) any other adjustments in O&M and G&A expenses occurring during the 2018 plan year approved by the Committee; and (5) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2018 plan year as permitted under the plan.

The following table shows the minimum, target, and maximum levels of performance for the performance goals set for 2018, the actual level of performance as calculated pursuant to the terms of the awards, and the percentage payout of the targeted amount based on the actual level of performance and as authorized by the Compensation Committee:

		Minimum	Target	Maximum	Actual Performance	Payout % of Target
DCF		$660 million	$700 million	$740 million	$764 million	150%
O&M and G&A		$490 million	$475 million	$460 million	$496 million	—%
Safety Targets
TRIR	Q1	0.734	0.490	0.245	0.703	56%
	Q2	0.734	0.490	0.245	1.403	—%
	Q3	0.734	0.490	0.245	0.707	56%
	Q4	0.734	0.490	0.245	0.254	148%
PVIR	Q1	1.039	0.606	0.346	0.172	150%
	Q2	1.039	0.606	0.346	0.988	56%
	Q3	1.039	0.606	0.346	1.182	—%
	Q4	1.039	0.606	0.346	1.123	—%

The DCF actual performance is the amount reported in our 2018 financial statements, as adjusted for (1) any increases or decreases in O&M and G&A attributable to any new federal or state laws or regulations enacted after December 31, 2017 and (2) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2018 plan year as permitted under the short-term incentive plan. The O&M and G&A actual performance is the amount of O&M and G&A reported in our 2018 financial statements, as adjusted for: (1) any increases or decreases in O&M and G&A attributable to any new federal or state laws or regulations enacted after December 31, 2017; (2) any increases or decreases in O&M and G&A attributable to gains, losses, or impairments, except those attributable to the write down, abandonment or disposition of any assets never placed in service; and (3) adjustments to reflect the effect of any acquisitions or divestitures occurring during the 2018 plan year as permitted under the short-term incentive plan.

Long-Term Incentives. For 2018, each named executive officer received a long-term incentive award, allocated 65% to performance units and 35% to phantom units, in each case with distribution equivalent rights under the long-term incentive plan that will vest on March 1, 2021, subject to the satisfaction of vesting criteria. Our named executive officers received the following 2018 performance unit and phantom unit awards:

Name	Performance Award	Phantom Award
Rodney J. Sailor	93,743	50,477
John P. Laws	36,607	19,712
Deanna J. Farmer	21,173	11,402
Craig S. Harris	29,859	16,078
Mark C. Schroeder	21,154	11,391

The performance units awarded in 2018 have a payout ranging from 0% to 200% of the target based on the level of achievement of a performance goal established by the Board of Directors over a performance period of January 1, 2018 through December 31, 2020. Performance units earned will be paid in the Partnership’s common units, and distribution equivalent rights will be paid in cash at vesting to the extent earned.

For the awards in 2018, the performance goal was based on the relative total unitholder return (TUR) of our common units over the performance period compared to a peer group. The peer group consists of the following companies, which were in the Alerian Natural Gas Index at the time of selection, which may be adjusted by the Compensation Committee, as necessary, from time to time:

Company		Ticker
1.	Antero Midstream Partners LP	AM
2.	Boardwalk Pipeline Partners, LP	BWP
3.	Cheniere Energy Partners, L.P.	CQP
4.	Crestwood Equity Partners LP	CEQP
5.	DCP Midstream Partners, LP	DCP
6.	Dominion Energy Midstream Partners, LP	DM
7.	Energy Transfer Partners, L.P.	ETP
8.	EnLink Midstream Partners, LP	ENLK
9.	Enterprise Products Partners L.P.	EPD
10.	EQM Midstream Partners LP	EQM
11.	MPLX LP	MPLX
12.	Rice Midstream Partners LP	RMP
13.	Spectra Energy Partners, LP	SEP
14.	TC PipeLines, LP	TCP
15.	Western Gas Partners, LP	WES
16.	Williams Partners L.P.	WPZ

The payout for the performance units will be determined as follows:

TUR Percentile	Payout (% of Target) (1)
90th percentile and above	200%
Above 75th percentile	151% - 199%
Above 50th percentile	101% - 150%
30th percentile and above	50% - 100%
Below 30th percentile	—%
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

Executive Compensation Tables

The following table summarizes the compensation for our named executive officers for the year ended December 31, 2018, 2017 and 2016. For all our named executive officers, the table includes all compensation awarded by or paid by us during the periods specified.

Summary Compensation Table for 2018

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(i)	(j)
Rodney J. Sailor	2018	686,346		—	2,367,948		—	625,965	820,553	4,500,812
President and Chief Executive Officer	2017	636,538		—	2,159,419		—	789,324	394,932	3,980,213
	2016	594,808		—	2,583,284		—	713,769	171,997	4,063,858
John P. Laws	2018	414,920		—	924,700		—	283,813	186,470	1,809,903
Executive Vice President, Chief Financial Officer and Treasurer	2017	349,529		—	742,140		—	336,463	124,267	1,552,399
	2016	309,877		—	791,130		—	260,297	63,588	1,424,892
Deanna J. Farmer	2018	350,593		—	534,846		—	220,088	278,466	1,383,993
Executive Vice President and Chief Administrative Officer	2017	335,688		—	507,728		—	291,383	92,890	1,227,689
	2016	325,000		—	583,038		—	273,000	72,964	1,254,002
Craig S. Harris	2018	401,032		—	754,239		—	274,314	115,459	1,545,044
Executive Vice President and Chief Operating Officer	2017	336,462		—	485,868		—	302,283	105,653	1,230,266
	2016	92,500	(4)	—	1,041,432	(5)	—	77,700	28,655	1,240,287
Mark C. Schroeder	2018	350,168		—	534,355		—	219,821	280,128	1,384,472
Executive Vice President and General Counsel	2017	335,094		—	506,528		—	290,867	140,693	1,273,182
	2016	325,000		—	583,038		—	273,000	63,103	1,244,141
______________________

(1)
Amounts in this column reflect the aggregate grant date fair value amount of the Partnership equity-based unit awards granted to each named executive officer. The grant date fair value amount of performance unit awards is computed in accordance with FASB ASC Topic 718 based on the probable achievement level of the underlying performance conditions as of the grant date. Please refer to the Grants of Plan-Based Awards table for 2018 and the accompanying footnotes. Assuming achievement of the performance goals at the maximum level, the grant date fair value of the performance units granted in 2018 and included in this column would be $3,318,502 for Mr. Sailor, $1,295,888 for Mr. Laws, $749,524 for Ms. Farmer, $1,057,009 for Mr. C. Harris, and $748,852 for Mr. Schroeder. Assuming achievement of the performance goals at the maximum level, the grant date fair value of the performance units granted in 2017 and included in this column would be $2,969,584 for Mr. Sailor, $1,020,578 for Mr. Laws, $698,191 for Ms. Farmer, $668,129 for Mr. C. Harris, and $696,572 for Mr. Schroeder. Assuming achievement of the performance goals at the maximum level, the grant date fair value of the performance units granted in 2016 and included in this column would be $4,324,134 for Mr. Sailor, $1,324,256 for Mr. Laws, $975,938 for Ms. Farmer, $1,498,802 for Mr. C. Harris, and $975,938 for Mr. Schroeder. The grant date fair value amount of phantom unit awards is computed in accordance with FASB ASC Topic 718. See Note 18 to the financial statements for a discussion of the valuation assumptions used for these awards.

(2)	Amounts in this column reflect amounts earned under the Partnership’s Short-Term Incentive Plan.

(3)	The following table sets forth the elements of All Other Compensation for 2018, 2017 and 2016.

Name (6)		401(k) Plan Matching Contributions ($)	Non-Qualified Matching Contributions ($)	Distribution Equivalent Rights ($)	Supplemental Life Insurance ($)	Long Term Disability ($)	Other ($) (7)	Total ($)
Rodney J. Sailor	2018	30,250	132,074	655,703	1,806	720	—	820,553
	2017	29,700	118,834	243,824	1,806	768	—	394,932
	2016	29,150	66,938	73,335	1,806	768	—	171,997
John P. Laws	2018	30,250	52,402	102,678	420	720	—	186,470
	2017	29,700	37,381	55,998	420	768	—	124,267
	2016	29,150	12,040	20,164	420	768	1,046	63,588
Deanna J. Farmer	2018	30,250	40,367	206,163	966	720	—	278,466
	2017	29,700	37,256	24,200	966	768	—	92,890
	2016	29,150	19,476	22,617	953	768	—	72,964
Craig S. Harris	2018	30,250	47,115	36,408	966	720	—	115,459
	2017	29,700	15,858	30,361	966	768	28,000	105,653
	2016	4,625	3,500	6,130	223	177	14,000	28,655
Mark C. Schroeder	2018	30,250	40,264	206,122	2,772	720	—	280,128
	2017	29,700	37,190	70,263	2,772	768	—	140,693
	2016	29,150	19,281	11,169	2,735	768	—	63,103

(4)	Represents salary from hire date on September 6, 2016 to December 31, 2016.

(5)
Amounts include an award of 19,276 phantom units Mr. C. Harris received upon employment with the Partnership, of which 9,638 units vested on September 6, 2017 and 9,638 units vested on September 6, 2018. Awards granted to Mr. C. Harris in 2016 were calculated based on the closing price of the Partnership’s common units, as reported on the NYSE on the grant date.

(6)	None of our named executive officers received perquisites valued in excess of $10,000 in 2018.

(7)	Amounts include $28,000 of travel allowance in 2017 and $14,000 of travel allowance in 2016 for Mr. C. Harris and $1,046 of tax gross up for Mr. Laws in 2016.

Grants of Plan-Based Awards Table for 2018

The following Grants of Plan-Based Awards Table summarizes the grants of plan-based awards made to named executive officers during 2018.

Name	Grant Date	Board Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock Awards ($) (4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Rodney J. Sailor	02/14/2018	02/14/2018	343,173	686,346	1,372,692	—	—	—	—	—
	03/01/2018	02/15/2018	—	—	—	46,871	93,743	187,486	—	1,659,251
	03/01/2018	02/15/2018	—	—	—	—	—	—	50,477	708,697
John P. Laws	02/14/2018	02/14/2018	155,595	311,190	622,380	—	—	—	—	—
	03/01/2018	02/15/2018	—	—	—	18,303	36,607	73,214	—	647,944
	03/01/2018	02/15/2018	—	—	—	—	—	—	19,712	276,756
Deanna J. Farmer	02/14/2018	02/14/2018	122,708	245,415	490,830	—	—	—	—	—
	03/01/2018	02/15/2018	—	—	—	10,586	21,173	42,346	—	374,762
	03/01/2018	02/15/2018	—	—	—	—	—	—	11,402	160,084
Craig S. Harris	02/14/2018	02/14/2018	150,387	300,774	601,548	—	—	—	—	—
	03/01/2018	02/15/2018	—	—	—	14,929	29,859	59,718	—	528,504
	03/01/2018	02/15/2018	—	—	—	—	—	—	16,078	225,735
Mark C. Schroeder	02/14/2018	02/14/2018	122,559	245,118	490,236	—	—	—	—	—
	03/01/2018	02/15/2018	—	—	—	10,577	21,154	42,308	—	374,426
	03/01/2018	02/15/2018	—	—	—	—	—	—	11,391	159,930
______________________

(1)
Amounts in columns (c), (d) and (e) of the Grants of Plan-Based Awards Table for 2018 above represent the threshold, target and maximum amounts that would be payable to named executive officers pursuant to the 2018 annual incentive awards made under the Enable Midstream Partners, LP Short-Term Incentive Plan. The Short-Term Incentive Plan was designed with a funding trigger that requires threshold performance for the plan to payout. If threshold performance is not met, no payments will be made. For each performance measure, established thresholds were set (at which 50% payout would be made), a target level of performance (at which a 100% payout would be made) and a maximum level of performance (at or above which a 150% payout would be made) based on eligible earnings. The award may be increased or decreased at the Compensation Committee’s discretion based on the performance of the named executive officer, but the award may not exceed 200% of the named executive officer’s target. As discussed in the Compensation Discussion and Analysis above, the amount that each executive officer will receive is dependent upon Partnership performance against a distributable cash flow target (50%), operations & maintenance and general & administrative expense (30%) and an aggregate safety target (20%).

(2)
Amounts in columns (f), (g) and (h) above represent awards of performance units under Enable Midstream Partners, LP Long-Term Incentive Plan. All payouts of such performance units will be made in units and any accumulated distribution equivalent rights will be paid in cash to the extent earned. Due to their variable nature, accumulated distribution equivalent rights are not disclosed in the table above. The conditions of the 2018 award provide that the executive officer will receive from 0% to 200% of the performance units awarded depending upon the Partnership’s total unitholder return of a group of 16 peer companies over a performance period from January 1, 2018 through December 31, 2020. Total unit holder return includes both price appreciation and cash distributions over the performance period. Price appreciation is determined by comparing the average closing price of units of the Partnership or any company in the peer group for the 20 trading days preceding the performance period and for the last 20 trading days during the performance period. Cash distributions for the Partnership or any company in the peer group are assumed to have been reinvested in additional units on the date two days prior to the distribution record date. At the end of the performance period, the terms of these performance units provide for payout of 100% of the performance units initially granted if the Partnership’s total unitholder return is at the 50th percentile of the peer group, with higher payouts for performance above the 50th percentile up to 200% of the performance units granted if total unitholder return is at or above the 90th percentile of the peer group. The terms of these performance units provide for payouts of less than 100% of the performance units granted if the Partnership’s total unitholder return is below the 50th percentile of the peer group, with no payout for performance below the 30th percentile.

(3)	Amounts in column (i) above represent the number of phantom unit awards granted to each of our named executive officers under the Enable Midstream Partners, LP Long-Term Incentive Plan.

(4)	Amounts reflect the grant date fair value based on a probable value of these awards or target value, of 100% payout. See Note 18 to the financial statements for further information.

Outstanding Equity Awards at 2018 Fiscal Year-End Table

	Unit Awards
Name	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Units or Other Rights That Have Not Vested ($)
(a)	(g)		(h)	(i)		(j)
Rodney J. Sailor	50,477	(1)	682,954	187,486	(4)	2,536,686
	41,490	(2)	561,360	154,104	(5)	2,085,027
	51,874	(3)	701,855	414,984	(6)	5,614,734
John P. Laws	19,712	(1)	266,703	73,214	(4)	990,585
	14,259	(2)	192,924	52,962	(5)	716,576
	15,887	(3)	214,951	127,088	(6)	1,719,501
Deanna J. Farmer	11,402	(1)	154,269	42,346	(4)	572,941
	9,756	(2)	131,999	36,232	(5)	490,219
	11,708	(3)	158,409	93,660	(6)	1,267,220
Craig S. Harris	16,078	(1)	217,535	59,718	(4)	807,985
	9,336	(2)	126,316	17,336	(5)	469,112
	—		—	53,972	(7)	730,241
Mark C. Schroeder	11,391	(1)	154,120	42,308	(4)	572,427
	9,732	(2)	131,674	18,074	(5)	489,082
	11,708	(3)	158,409	93,660	(6)	1,267,220
______________________

(1)
This amount represents a time-based phantom unit award under the Enable Midstream Partners Long-Term Incentive Plan scheduled to vest on March 1, 2021. Values were calculated based on a $13.53 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2018.

(2)
This amount represents a time-based phantom unit award under the Enable Midstream Partners Long-Term Incentive Plan scheduled to vest on March 1, 2020. Values were calculated based on a $13.53 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2018.

(3)
This amount represents a time-based phantom unit award under the Enable Midstream Partners Long-Term Incentive Plan scheduled to vest on March 1, 2019. Values were calculated based on a $13.53 closing price of the Partnership’s common units, as reported on the NYSE at December 31, 2018.

(4)
This amount represents a performance unit award under the Enable Midstream Partners Long-Term Incentive Plan. The performance cycle began on January 1, 2018 and ends December 31, 2020. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $13.53 closing price of the Partnership’s common units, as reported on the NYSE on December 31, 2018. This award will vest on March 1, 2021.

(5)
This amount represents a performance unit award under the Enable Midstream Partners Long-Term Incentive Plan. The performance cycle began on January 1, 2017 and ends December 31, 2019. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $13.53 closing price of the Partnership’s common units, as reported on the NYSE on December 31, 2018. This award will vest on March 1, 2020.

(6)
This amount represents a performance unit award under the Enable Midstream Partners Long-Term Incentive Plan. The performance cycle began on January 1, 2016 and ends December 31, 2018. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $13.53 closing price of the Partnership’s common units, as reported on the NYSE on December 31, 2018. This award will vest on March 1, 2019.

(7)
This amount represents a performance unit award under the Enable Midstream Partners Long-Term Incentive Plan granted on September 6, 2016. The performance cycle began on January 1, 2016 and ends December 31, 2018. The number of units listed reflects the number of units paid at maximum performance. The value of the awards was calculated based on maximum payout of 200% and a $13.53 closing price of the Partnership's common units, as reported on the NYSE on December 31, 2018. This award will vest on September 6, 2019.

2018 Option Exercises and Stock Vested Table

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (1)
(a)	(d)		(e)
Rodney J. Sailor	106,446	(2)	1,494,502
	25,000	(3)	342,500
John P. Laws	12,828	(2)	180,105
	2,138	(3)	30,018
Deanna J. Farmer	48,050	(2)	674,622
Craig S. Harris	9,638	(4)	148,907
Mark C. Schroeder	48,050	(2)	674,622
______________________

(1)	The value of the awards was calculated based on the closing price of the Partnership’s common units, as reported on the NYSE on the date of vesting.

(2)
These amounts reflect the payout of performance units granted on June 1, 2015. The units vested on March 1, 2018. Performance was based on the Partnership's total unitholder return over a period of January 1, 2015 to December 31, 2017.

(3)	This amount reflects the distribution of time-based restricted units granted on April 16, 2014 in connection with the IPO. The units vested on April 16, 2018.

(4)
This amount reflects the distribution of time-based phantom units granted on September 6, 2016 as compensation for equity forfeited upon leaving his prior employer. The units vested on September 6, 2018.

2018 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Rodney J. Sailor	—	126,056	(17,881)	—	332,277
John P. Laws	—	45,574	(7,148)	—	87,404
Deanna J. Farmer	—	38,953	(5,746)	—	91,537
Craig S. Harris	28,133	32,907	(5,807)	—	90,525
Mark C. Schroeder	—	38,867	(9,058)	—	100,821
______________________

(1)	The amounts disclosed in this column also are disclosed in the “All Other Compensation” column of the Summary Compensation Table and are further described in the All Other Compensation Table.

(2)	Represents earnings on invested funds in each Executive’s individual account.

The Enable Midstream Partners Deferred Compensation Plan, a nonqualified deferred compensation plan, was adopted in 2014 and, beginning in 2015, provides a tax-deferred savings plan for certain highly-compensated employees, including our named executive officers, who are selected by the Partnership and whose participation in the partnership sponsored 401(k) plan is restricted due to compensation and contribution limitations of the Internal Revenue Code. Eligible employees may voluntarily defer up to 70% of their base salary and 100% of their bonus earned under the Enable Midstream Partners, LP Short Term Incentive Plan, and nonemployee directors may voluntarily defer up to 100% of their cash director fees. In addition, the Partnership may make company matching and annual contributions on behalf of employees whose compensation is above the Internal Revenue Code’s compensation limitation for 401(k) plans. Participating employees have full discretion over how their contributions to the Deferred Compensation Plan are invested among the offered investment options, and earnings on amounts contributed to the Deferred Compensation Plan are calculated in the same manner and at the same rate as earnings on actual investments. Investment options under the deferred compensation plan mirror those of the Partnership’s 401(k) plan. Distributions under the deferred compensation plan are payable upon a separation of service or a “change in control” in either a lump sum or annual installment payments payable over five or ten years at the election of the applicable participant. All amounts in a participant’s account are recorded in a notional account. The Partnership has established a “rabbi” trust to hold amounts that are contributed under the deferred compensation plan; however, such amounts contributed to the trust remain assets of the Partnership and subject to the claims of its creditors. For purposes of the Deferred Compensation Plan, a “change in control” is defined as a change in the ownership of the employer, a change in effective control of the employer, or a change in the ownership of a substantial portion of the assets of the employer.

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

Long Term Incentives

Awards to our named executive officers under our long-term incentive plan include change of control benefits. The change of control benefits are “double trigger,” meaning the executive must experience a covered termination during the two years after a change of control for accelerated vesting to occur. Awards to our named executive officers under Long-Term Incentive Plan will vest in the event: (i) we terminate the executive’s employment other than for cause within two years following a change in control; or (ii) the executive terminates his or her employment for good reason within two years following a change in control. In the event of a qualifying termination following a change in control, performance unit awards will vest at the greater of target or actual performance. For more information regarding the awards to our named executive officers under our long-term incentive plan, see “Executive Compensation Tables” above.

The following table reflects the potential payments that would be made to our named executive officers under our change of control plan and our long-term incentive plan awards, assuming a termination date of December 31, 2018 and using the closing price of the Partnership’s common units of $13.53 as reported on the NYSE at December 31, 2018.

Other Benefits

The named executive officers may also receive other payments upon termination or a change of control to which they were already entitled or vested in on such date including amounts under the Deferred Compensation Plan in accordance with the terms of the plan (see “2018 Nonqualified Deferred Compensation”).

Name	Cash Severance Payment Upon Change in Control & Covered Termination ($) (1)	Short-Term Incentive Plan Payment Upon Change in Control & Covered Termination ($) (2)	Health and Welfare Benefit Payment Upon Change in Control & Covered Termination ($) (3)	Outplacement Assistance Payment Upon Change in Control & Covered Termination ($) (4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change in Control & Covered Termination ($) (5)	Total ($)
Rodney J. Sailor	4,225,600	686,346	26,258	25,000	8,051,147	13,014,351
John P. Laws	1,534,068	311,190	36,342	25,000	2,704,056	4,610,656
Deanna J. Farmer	1,236,679	245,415	32,851	25,000	1,834,204	3,374,149
Craig S. Harris	1,534,174	300,774	36,342	25,000	1,491,830	3,388,120
Mark C. Schroeder	1,244,213	245,118	36,342	25,000	1,832,793	3,383,466
______________________

(1)
Reflects the lump-sum cash payment of the change of control benefit, plus any accrued salary and vacation. The change of control benefit for Mr. Sailor reflects 2.99 times his base salary and short-term incentive target; all other named executive officers change of control benefit reflects 2.00 times their base salary and short-term incentive target.

(2)	Reflects the lump-sum cash payment of each named executive officer’s target short-term incentive bonus.

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

(5)
Amounts above include the value of all unvested phantom unit awards and, if applicable, the value of any distribution equivalent rights. All performance unit awards will vest and be paid out as if the applicable performance goals had been satisfied at target levels or actual performance, whichever is greater. The amounts above include the value of all unvested performance unit awards, assuming target level payout and, if applicable, the value of any distribution equivalent rights.

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

The following table reflects the potential payments that would be made to Mr. Sailor if his severance agreement was effective as of December 31, 2018.

Name	Cash Severance ($) (1)	Total ($)
Rodney J. Sailor	1,390,000	1,390,000
______________________

(1)	Reflects the cash payment of 1.0 times his annual base salary of $695,000 and his short-term incentive plan award target of $695,000 as of December 31, 2018.

Pay Ratio Disclosure

As mandated by the Dodd-Frank Act, Item 402(u) of Regulation S-K requires us to disclose the ratio of the compensation of our Chief Executive Officer to the total compensation of our median employee. Mr. Sailor, our Chief Executive Officer, had 2018 annual total compensation of $4,500,812. Our median employee had 2018 annual total compensation of $104,750. As a result, the ratio of Mr. Sailor’s 2018 annual total compensation to our median employee’s 2018 annual total compensation was approximately 43 to 1.

Mr. Sailor’s 2018 annual total compensation is reported in the Summary Compensation Table provided in this Form 10-K and includes the dollar value of Mr. Sailor’s base salary and bonus (cash and non-cash). Consistent with the calculation of Mr.

Sailor’s 2018 annual total compensation, our median employee’s 2018 annual total compensation includes the dollar value of her or his wages plus overtime and bonus (cash and non-cash).

We chose December 31, 2018 as the date to identify our median employee, and we identified our median employee using a cash compensation measure consistently applied to all employees, which included each employee’s cash base salary or wages plus overtime and cash bonus paid under our short-term incentive plan. This measure consistently excluded non-cash compensation, such as non-cash bonus, and also consistently excluded certain cash compensation, such as 401(k) matching contributions. In identifying our median employee, we included both our direct employees and employees of OGE Energy that are seconded to the Partnership because OGE is an affiliated third party. The cash compensation for our direct employees was derived from our payroll records and for employees of OGE that are seconded to the Partnership was derived from OGE Energy’s payroll records, in each case for the period from January 1, 2018 through December 31, 2018.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Alan N. Harris
Scott M. Prochazka
Sean Trauschke

Director Compensation

The directors of Enable GP currently are Alan N. Harris, Ronnie K. Irani, Peter H. Kind, Stephen E. Merrill, Scott M. Prochazka, William D. Rogers, Rodney J. Sailor and Sean Trauschke. Messrs. Merrill and Trauschke, who serve as the representatives of OGE Energy on the Board of Directors, and Messrs. Prochazka and Rogers, who serve as the representatives of CenterPoint Energy on the Board of Directors, do not receive compensation for their service as directors. In addition, Mr. Sailor, who serves as President and Chief Executive Officer of Enable GP, does not receive any additional compensation for his service as director. Messrs. A. Harris, Irani and Kind, our “independent directors,” who are not officers or employees of Enable GP and who are not representatives of either of our sponsors, receive the compensation described below for service in 2018. In addition, Enable GP’s independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors and its committees. Each director is indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Under the director compensation program approved by the Compensation Committee for 2018, each independent director receives an annual retainer of $85,000 per year and a grant of a number of common units equal to $85,000 divided by the average closing price of our common units on the NYSE for the 20 trading days prior to the date of grant. In addition, Mr. Kind receives a fee of $10,000 per transaction referred to the Conflicts Committee as chairman of the Conflicts Committee and all other participating independent directors receive a fee of $5,000 per transaction referred to the Conflicts Committee, although no fees were paid to the Conflicts Committee in 2018. Mr. Kind, as the chairman of the Audit Committee, receives an annual retainer for his service of $15,000, and Mr. A. Harris, as the chairman of the Compensation Committee, receives an annual retainer for his services of $12,500.

The following table sets forth the compensation earned by the independent directors of Enable GP in 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Alan N. Harris	97,500	81,348	—	—	—	178,848
Ronnie K. Irani	85,000	81,348	—	—	—	166,348
Peter H. Kind	100,000	81,348	—	—	—	181,348
_______________________

(1)
Reflects the aggregate grant date fair value of 2018 unit awards computed in accordance with FASB ASC Topic 718. Awards granted to independent directors vested immediately. See Note 18 to the financial statements for further information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of units of Enable Midstream Partners, LP as of February 1, 2019 based solely on SEC filings, held by:
•each person or group of persons known by us to be a beneficial owner of 5 percent or more of the then outstanding units;
•each member of our general partner’s board of directors;
•each named executive officer of our general partner; and
•all directors and executive officers of our general partner as a group.

Percentage of common units is based on 433,247,600 common units outstanding as of February 1, 2019.

	Common units beneficially owned		Series A Preferred Units beneficially owned
Name of beneficial owner	Number	Percentage	Number	Percentage
CenterPoint Energy, Inc. (1)(6)	233,856,623	54.0%	14,520,000	100%
OGE Energy Corp. (2)(7)	110,982,805	25.6%	—	—
ArcLight Capital Partners, LLC (3)(8)	31,238,733	7.2%	—	—
Sean Trauschke (2)	5,000	*	—	—
Stephen E. Merrill (2)	560	*	—	—
Scott M. Prochazka (1)	10,000	*	—	—
William D. Rogers (1)	10,000	*	—	—
Alan N. Harris (4)	54,889	*	—	—
Ronnie K. Irani (4)	15,382	*	—	—
Peter H. Kind (4)	30,213	*	—	—
Rodney J. Sailor (4)	353,869	*	—	—
John P. Laws (4)	70,533	*	—	—
Deanna J. Farmer (4)	82,822	*	—	—
Craig S. Harris (4)	38,743	*	—	—
Mark C. Schroeder (1)	78,001	*	—	—
All directors and executive officers as a group (12 people)	750,012	*	—	—
_________________________

*	Less than 1%

(1)	1111 Louisiana Street, Houston, Texas 77002

(2)	321 North Harvey, P.O. Box 321, Oklahoma City, OK 73101

(3)	200 Clarendon Street, 55th Floor Boston, MA 02116

(4)	One Leadership Square, 211 North Robinson Avenue, Suite 150, Oklahoma City, Oklahoma 73102

(5)	910 Louisiana Street, Houston, Texas 77002

(6)
Based on a Schedule 13D/A filed with the SEC pursuant to the Exchange Act on August 31, 2017. The common units reported represent the aggregated beneficial ownership by CenterPoint Energy, together with its wholly owned subsidiaries. CenterPoint Energy may be deemed to have sole voting power with respect to 233,856,623 common units. CenterPoint Energy has no shared voting or dispositive power with respect to any of the common units shown. CenterPoint Energy also holds 14,520,000 Series A Preferred Units.

(7)
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

(8)
Based on a Schedule 13G filed with the SEC pursuant to the Exchange Act on August 8, 2018, 31,238,733 common units are held by Bronco Midstream Infrastructure, LLC. ArcLight Capital Partners, LLC is the investment advisor for, and ArcLight Capital Holdings, LLC is the managing partner of the general partner of each of ArcLight Energy Partners Fund V, L.P., ArcLight Energy Partners Fund IV, L.P. and Bronco Midstream Partners, LP. Bronco Midstream Infrastructure, LLC is an indirect wholly owned subsidiary of Enogex Holdings LLC. ArcLight Capital Partners, LLC has ultimate voting and investment control over the common units held by Bronco Midstream Infrastructure LLC and thus may be deemed to indirectly beneficially own such securities. Due to certain voting rights granted to Mr. Revers as a member of the investment committee of ArcLight Capital Partners, LLC, Mr. Revers may be deemed to indirectly beneficially own the common units attributable to ArcLight Capital Partners, LLC, but disclaims any such ownership except to the extent of his pecuniary interest therein.

Beneficial Ownership of General Partner Interest

CenterPoint Energy and OGE Energy collectively own our general partner. Our general partner owns a non-economic general partner interest in us and the incentive distribution rights.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders (1)	N/A	N/A	N/A
Equity Compensation Plans Not Approved By Security Holders (2)	—	—	7,555,026
_________________________

(1)
Our Long-Term Incentive Plan was adopted by our general partner for the benefit of our officers, directors and employees. See Item 11. “Executive Compensation-Compensation Discussion and Analysis.” The plan provides for the issuance of a total of 13,100,000 common units under the plan.

(2)	The number of securities remaining available for future issuance includes 0 restricted units that have been granted under our long-term incentive plan that have not vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CenterPoint Energy owns 233,856,623 common units, representing 54.0% of our common units, and 14,520,000 Series A Preferred Units, representing 100% of our Series A Preferred Units. OGE Energy owns 110,982,805 common units, representing 25.6% of our common units. Together, CenterPoint Energy and OGE Energy own an aggregate 79.6% of our common units. In addition, CenterPoint Energy owns a 50% management interest and a 40% economic interest in our general partner, and OGE Energy owns a 50% management interest and a 60% economic interest in our general partner. Enable GP, our general partner, owns the non-economic general partner interest in us and all of the incentive distribution rights from us.

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

Originally, the services provided by CenterPoint Energy and OGE Energy included accounting, finance, legal, risk management, information technology, human resources, and other administrative services. Over time, we have reduced our reliance on administrative services provided by CenterPoint Energy and OGE Energy and, as a result, exercised our option to terminate most of the services provided under the services agreements. As of December 31, 2018, the services provided by CenterPoint Energy primarily consisted of the provision of certain office space and data center space, and the services provided by OGE Energy primarily consisted of payroll and benefit administration services related to the transitional seconding agreement between the Partnership and OGE Energy.

We are required to reimburse CenterPoint Energy and OGE Energy for their direct expenses or, where the direct expenses cannot reasonably be determined, an allocated cost as set forth in the agreements. Unless otherwise approved by the Board of Directors, our reimbursement obligations are capped at amounts set forth in our annual budget. Under the services agreement, we reimbursed $1 million and $1 million to CenterPoint Energy and OGE Energy, respectively, for the year ended December 31,

2018.

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

Shreveport Lease

The Partnership leases office and data center space from an affiliate of CenterPoint Energy in Shreveport, Louisiana. The term of the lease was effective on October 1, 2016 and extends through December 31, 2019. The Partnership incurred approximately $1 million in rent and maintenance expenses under the lease during the year ended December 31, 2018.

Omnibus Agreement

In connection with our formation, we entered into an omnibus agreement that primarily addresses competition restrictions on CenterPoint Energy and OGE Energy. The omnibus agreement provides that both CenterPoint Energy and OGE Energy are prohibited from, directly or indirectly, owning, operating, acquiring or investing in any business engaged in midstream operations located within the United States, other than through us. This requirement applies to both CenterPoint Energy and OGE Energy for so long as either CenterPoint Energy or OGE Energy holds any interest in our general partner or at least 20% of our common units. “Midstream operations” generally means, subject to certain exceptions, the gathering, compression, treatment, processing, blending, transportation, storage, isomerization and fractionation of crude oil and natural gas, its associated production water and enhanced recovery materials such as carbon dioxide, and its respective constituents and the following products: methane, NGLs (Y-grade, ethane, propane, normal butane, isobutane and natural gasoline), condensate, and refined products and distillates (gasoline, refined product blendstocks, olefins, naphtha, aviation fuels, diesel, heating oil, kerosene, jet fuels, fuel oil, residual fuel oil, heavy oil, bunker fuel, cokes, and asphalts).

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

Transportation, Storage and Commodity Transactions with Affiliates of CenterPoint Energy and OGE Energy

Transportation and Storage Agreements with CenterPoint Energy

EGT provides natural gas transportation and storage services to CenterPoint Energy's LDCs in Arkansas, Louisiana, Oklahoma and Notheast Texas under a combination of contracts that include the following types of services: firm transportation, firm transportation with seasonal demand, firm storage, no-notice transportation with storage and maximum rate firm transportation. These contracts are in effect through March 31, 2021. CenterPoint’s LDCs have initiated proceedings before the state utility commissions in Arkansas and Oklahoma to consider whether contracts extending transportation and storage services with EGT would be more favorable than the expected results of competitive bidding for the same services. If the proposed contracts are approved, then the term for the transportation and storage services provided to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas will be extended beyond March 31, 2021, pursuant to the terms of the approved contracts. For the year ended December 31, 2018, we recorded revenues from CenterPoint Energy's LDCs of $111 million for natural gas transportation and storage services.

We repair and maintain our transportation systems as necessary to continue the safe and reliable operations of our pipelines. From time to time, the repair and maintenance of our pipelines impacts the delivery points where our customers receive natural gas from our transportation systems. On occasion, those impacts require our customers to modify their receipt facilities in order to continue to receive natural gas from our pipelines. Under those circumstances, we may agree to reimburse the costs that our customers incur to make the required modifications. For the year ended December 31, 2018, we reimbursed CenterPoint Energy’s LDCs $1 million in connection with receipt facility modifications that were necessitated by the repair and maintenance of our pipelines and in connection with a reimbursement associated with an unplanned pipeline outage.

Transportation and Storage Agreements with OGE Energy

EOIT provides no-notice load-following transportation and storage services to OGE Energy. On March 17, 2014, EOIT entered into a transportation agreement with OGE Energy for four of its generating facilities, with a primary term of May 1, 2014 through April 30, 2019. On October 24, 2018, EOIT entered into a no-notice load-following transportation agreement with OGE Energy, with a primary term of April 1, 2019 through May 1, 2024. Following the primary term, the agreement will remain in effect from year to year thereafter unless and until either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. On December 6, 2016, EOIT entered into an additional firm transportation agreement with OGE Energy, for one of its generating facilities with a primary term that began on December 1, 2018 through December 1, 2038. For the year ended December 31, 2018, we recorded revenues from OGE Energy of $37 million for natural gas transportation and storage services.

Natural Gas Sales and Purchases

From time to time, we sell natural gas volumes to affiliates of CenterPoint Energy and OGE Energy or purchase natural gas volumes from affiliates of CenterPoint Energy through a combination of forward, monthly and daily transactions. We enter into these physical natural gas transactions in the normal course of business based upon relevant market prices. In the year ended December 31, 2018, we recorded revenues of $11 million from gas sales to CenterPoint Energy and revenues of $4 million from gas sales to OGE Energy. In addition, we recorded $3 million and $23 million for costs of natural gas purchases from CenterPoint Energy and OGE Energy in the year ended December 31, 2018 respectively.

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

Item 14. Principal Accountant Fees and Services

We have engaged Deloitte & Touche LLP as our independent registered public accounting firm. The following table summarizes the fees we have paid Deloitte & Touche LLP to audit the Partnership’s annual consolidated financial statements and for other services for each of the last two fiscal years:

	2018	2017

	(In thousands)
Audit fees	$2,003	$1,500
Audit-related fees	290	385
Tax	342	455
Total	$2,635	$2,340

Audit fees are primarily for audit of the Partnership’s consolidated financial statements and reviews of the Partnership’s financial statements included in the Form 10-Qs.

Audit-related fees for the years ended December 31, 2018 and 2017, include fees associated with comfort letters issued in connection with registration statements filed by the Partnership or its affiliates.

Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice and tax planning. This category primarily includes services relating to the preparation of unitholder annual K-1 statements and the preparation of U.S. federal and state income tax returns for Enable Midstream Partners, LP. These services primarily relate to the two tax years ended December 31, 2018 and 2017.

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

The Audit Committee has approved the appointment of Deloitte & Touche LLP as our independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2018.

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
10.17
Amended and Restated Revolving Credit Agreement dated April 6, 2018 by and among Enable Midstream Partners, LP and Citibank, N.A., as sole administrative agent, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, MUFG Bank, LTD. and Wells Fargo Securities, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, Royal Bank of Canada and MUFG Bank, LTD., as co-documentation agents, and the several lenders from time to time party thereto and the letter of credit issuers from time to time party thereto relating to a $1,750,000,000 5-year unsecured revolving credit facility
		Registrant’s Form 8-K filed April 9, 2018	File No. 001-36413	Exhibit 10.1
10.18
Term Loan Agreement, dated as of January 29, 2019, by and among Enable Midstream Partners, LP and Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto relating to a $ 1,000,000,000 three-year unsecured term loan facility
		Registrant’s Form 8-K filed January 31, 2019	File No. 001-36413	Exhibit 10.1
10.19*	Enable Midstream Partners Deferred Compensation Plan effective January 1, 2015	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.21
10.20*	Enable Midstream Partners Deferred Compensation Plan Adoption Agreement effective January 1, 2015	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.22
10.21*	Second Amendment to Enable Midstream Partners, LP Short Term Incentive Plan Effective February 16, 2016	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.23
10.22*	Enable Midstream Partners, LP Long Term Incentive Plan Annual Performance Unit Award Agreement for Senior Officers	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.24
10.23*	Enable Midstream Partners, LP Long Term Incentive Plan Annual Phantom Unit Award Agreement for Senior Officers	Registrant’s Form 10-K filed on February 17, 2016	File No. 001-36413	Exhibit 10.25
10.24*	Special Severance Agreement and General Release by and between Enable Midstream Services, LLC and Paul A. Weissgarber	Registrant’s Form 10-Q filed May 4, 2016	File No. 001-36413	Exhibit 10.2
10.25	Purchase Agreement by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc. dated January 28, 2016	Registrant’s Form 8-K filed February 1, 2016	File No. 001-36413	Exhibit 10.1
10.26*	Enable Midstream Partners, LP Change of Control Plan	Registrant’s Form 10-Q filed August 3, 2016	File No. 001-36413	Exhibit 10.1
10.27	ATM Equity Offering Sales Agreement dated as of May 12, 2017	Registrant’s Form 8-K filed May 12, 2017	File No. 001-36413	Exhibit 1.1
10.28*	First Amendment to Enable Midstream Partners Deferred Compensation Plan Adoption Agreement effective January 1, 2015	Registrant’s Form 10-Q filed August 1, 2017	File No. 001-36413	Exhibit 10.2
+10.29*	Enable Midstream Partners, LP Long Term Incentive Plan Annual Performance Unit Award Agreement for Senior Officers
+10.30*	Enable Midstream Partners, LP Long Term Incentive Plan Annual Phantom Unit Award Agreement for Senior Officers
+21.1	Subsidiaries of the Partnership
+23.1	Consent of Deloitte & Touche, LLP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document

+101.SCH	XBRL Taxonomy Schema Document
+101.PRE	XBRL Taxonomy Presentation Linkbase Document
+101.LAB	XBRL Taxonomy Label Linkbase Document
+101.CAL	XBRL Taxonomy Label Linkbase Document
+101.DEF	XBRL Definition Linkbase Document

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

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	February 19, 2019	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Rodney J. Sailor	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2019
Rodney J. Sailor

/s/ John P. Laws	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2019
John P. Laws

/s/ Tom Levescy	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2019
Tom Levescy

/s/ Sean Trauschke	Chairman of the Board	February 19, 2019
Sean Trauschke

/s/ Stephen E. Merrill	Director	February 19, 2019
Stephen E. Merrill

/s/ Scott M. Prochazka	Director	February 19, 2019
Scott M. Prochazka

/s/ William D. Rogers	Director	February 19, 2019
William D. Rogers

/s/ Alan N. Harris	Director	February 19, 2019
Alan N. Harris

/s/ Ronnie K. Irani	Director	February 19, 2019
Ronnie K. Irani

/s/ Peter H. Kind	Director	February 19, 2019
Peter H. Kind