Form 10-Q
period 2019-03-31
Enable Midstream Partners, LP
filed 2019-05-01
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
(Zip Code)

(405) 525-7788
Registrant’s telephone number, including area code
 _______________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	ENBL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 12, 2019, there were 435,073,301 common units outstanding.

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

i

GLOSSARY OF TERMS

2019 Notes.	$500 million aggregate principal amount of the Partnership’s 2.400% senior notes due 2019.
2019 Term Loan Agreement.	$1 billion unsecured term loan agreement.
2024 Notes.	$600 million aggregate principal amount of the Partnership’s 3.900% senior notes due 2024.
2027 Notes.	$700 million aggregate principal amount of the Partnership’s 4.400% senior notes due 2027.
2028 Notes.	$800 million aggregate principal amount of the Partnership’s 4.950% senior notes due 2028.
2044 Notes.	$550 million aggregate principal amount of the Partnership’s 5.000% senior notes due 2044.
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

Annual Report.	Annual Report on Form 10-K for the year ended December 31, 2018.
ASC.	Accounting Standards Codification.
ASU.	Accounting Standards Update.
Atoka.	Atoka Midstream LLC, in which the Partnership owns a 50% interest, which provides gathering and processing services to customers in the Arkoma Basin in Oklahoma.
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

Distribution coverage ratio.	A non-GAAP measure calculated as DCF divided by distributions related to common unitholders.
DOT.	Department of Transportation.
EGR	Enable Gulf Run Transmission, LLC, a Delaware limited liability company, a wholly owned subsidiary of the Partnership.
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
ESCP.
Enable South Central Pipeline, LLC, formerly Velocity Pipeline Partners, LLC, a Delaware limited liability company, in which the Partnership, through EOCS, owns a 60% joint venture interest in a 26-mile pipeline system with a third party which owns and operates a refinery connected to the EOCS system.

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

STACK.	Sooner Trend (oil field), Anadarko (basin), Canadian and Kingfisher (counties).
TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
WTI.	West Texas Intermediate.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report. Those risk factors and other factors noted throughout this report and in our Annual Report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 13)):
Product sales	$443	$443
Service revenues	352	305
Total Revenues	795	748
Cost and Expenses (including expenses from affiliates (Note 13)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	378	375
Operation and maintenance	103	94
General and administrative	26	27
Depreciation and amortization	105	96
Taxes other than income tax	18	17
Total Cost and Expenses	630	609
Operating Income	165	139
Other Income (Expense):
Interest expense	(46)	(33)
Equity in earnings of equity method affiliate	3	6
Other, net	—	2
Total Other Expense	(43)	(25)
Income Before Income Tax	122	114
Income tax benefit	(1)	—
Net Income	$123	$114
Less: Net income attributable to noncontrolling interest	1	—
Net Income Attributable to Limited Partners	$122	$114
Less: Series A Preferred Unit distributions (Note 7)	9	9
Net Income Attributable to Common Units (Note 6)	$113	$105

Basic earnings per unit (Note 6)
Common units	$0.26	$0.24
Diluted earnings per unit (Note 6)
Common units	$0.26	$0.24

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018

	(In millions)
Current Assets:
Cash and cash equivalents	$18	$8
Restricted cash	1	14
Accounts receivable, net of allowance for doubtful accounts (Note 1)	261	290
Accounts receivable—affiliated companies	17	19
Inventory	51	50
Gas imbalances	22	29
Other current assets	32	39
Total current assets	402	449
Property, Plant and Equipment:
Property, plant and equipment	13,016	12,899
Less accumulated depreciation and amortization	2,110	2,028
Property, plant and equipment, net	10,906	10,871
Other Assets:
Intangible assets, net	647	663
Goodwill	98	98
Investment in equity method affiliate	308	317
Other	86	46
Total other assets	1,139	1,124
Total Assets	$12,447	$12,444
Current Liabilities:
Accounts payable	$211	$288
Accounts payable—affiliated companies	4	4
Current portion of long-term debt	756	500
Short-term debt	796	649
Taxes accrued	26	31
Gas imbalances	15	22
Other	133	121
Total current liabilities	1,941	1,615
Other Liabilities:
Accumulated deferred income taxes, net	4	5
Regulatory liabilities	23	23
Other	74	54
Total other liabilities	101	82
Long-Term Debt	2,822	3,129
Commitments and Contingencies (Note 14)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at March 31, 2019 and December 31, 2018)	362	362
Common units (435,071,235 issued and outstanding at March 31, 2019 and 433,232,411 issued and outstanding at December 31, 2018, respectively)	7,183	7,218
Noncontrolling interest	38	38
Total Partners’ Equity	7,583	7,618
Total Liabilities and Partners’ Equity	$12,447	$12,444

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(In millions)
Cash Flows from Operating Activities:
Net income	$123	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105	96
Deferred income taxes	(1)	—
Loss on sale/retirement of assets	1	1
Equity in earnings of equity method affiliate	(3)	(6)
Return on investment in equity method affiliate	3	6
Equity-based compensation	4	5
Changes in other assets and liabilities:
Accounts receivable, net	27	24
Accounts receivable—affiliated companies	2	(1)
Inventory	(1)	1
Gas imbalance assets	7	2
Other current assets	10	(4)
Other assets	5	(3)
Accounts payable	(55)	(62)
Accounts payable—affiliated companies	—	2
Gas imbalance liabilities	(7)	(4)
Other current liabilities	4	(6)
Other liabilities	(9)	1
Net cash provided by operating activities	215	166
Cash Flows from Investing Activities:
Capital expenditures	(143)	(190)
Proceeds from sale of assets	—	7
Return of investment in equity method affiliate	9	7
Other, net	(10)	—
Net cash used in investing activities	(144)	(176)
Cash Flows from Financing Activities:
Increase in short-term debt	147	190
Proceeds from long-term debt, net of issuance costs	200	—
Repayment of Revolving Credit Facility	(250)	—
Distributions	(148)	(150)
Cash paid for employee equity-based compensation	(23)	(5)
Net cash (used in) provided by financing activities	(74)	35
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3)	25
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	19
Cash, Cash Equivalents and Restricted Cash at End of Period	$19	$44

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Series A Preferred Units		Common Units		Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value

	(In millions)
Balance as of December 31, 2017	15	$362	433	$7,280	$12	$7,654
Net income	—	9	—	105	—	114
Distributions	—	(9)	—	(139)	(1)	(149)
Equity-based compensation, net of units for employee taxes	—	—	—	—	—	—
Balance as of March 31, 2018	15	$362	433	$7,246	$11	$7,619

Balance as of December 31, 2018	15	$362	433	$7,218	$38	$7,618
Net income	—	9	—	113	1	123
Distributions	—	(9)	—	(138)	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	2	(10)	—	(10)
Balance as of March 31, 2019	15	$362	435	$7,183	$38	$7,583

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP is a Delaware limited partnership whose assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. The gathering and processing segment primarily provides natural gas and crude oil gathering and natural gas processing services to our producer customers. The transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers. The Partnership’s natural gas gathering and processing assets are primarily located in Oklahoma, Texas, Arkansas and Louisiana and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Crude oil gathering assets are located in Oklahoma and serve crude oil production in the SCOOP and STACK plays of the Anadarko Basin and in North Dakota and serve crude oil production in the Bakken Shale formation of the Williston Basin. The Partnership’s natural gas transportation and storage assets consist primarily of an interstate pipeline system extending from western Oklahoma and the Texas Panhandle to Louisiana, an interstate pipeline system extending from Louisiana to Illinois, an intrastate pipeline system in Oklahoma, and our investment in SESH, a pipeline extending from Louisiana to Alabama.

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

As of March 31, 2019, CenterPoint Energy held approximately 53.8% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.5% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of March 31, 2019, the Partnership owned a 50% interest in SESH. See Note 8 for further discussion of SESH. For the three months ended March 31, 2019, the Partnership held a 50% ownership in Atoka and consolidated Atoka in its Condensed Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, beginning November 1, 2018 through March 31, 2019, the Partnership owned a 60% interest in ESCP, which is consolidated in its Condensed Consolidated Financial Statements as EOCS acted as the managing member of ESCP and had control over the operations of ESCP.

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

For a description of the Partnership’s reportable segments, see Note 16.

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

Depreciation Expense

The Partnership completed a depreciation study for the Gathering and Processing and Transportation and Storage segments. Effective January 1, 2019, the new depreciation rates have been applied prospectively as a change in accounting estimate. The new depreciation rates did not result in a material change in depreciation expense or results of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, we evaluate our customers’ financial strength based on aging of accounts receivable, payment history, and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to credit losses, the aging of receivables, specific customer circumstances that may impact their ability to pay the amounts due and current and forecasted economic conditions over the assets contractual lives. Based on this review, management determined that a $2 million allowance for doubtful accounts was required at March 31, 2019 and December 31, 2018.

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for the intrastate pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership’s Inventory balance is net of $1 million and $4 million lower of cost or net realizable value adjustments as of March 31, 2019 and December 31, 2018, respectively.

(2) New Accounting Pronouncements

Accounting Standards to be Adopted in Future Periods

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions, and reasonable and supportable forecasts in order to record credit losses in a more timely manner. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Partnership does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

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

(3) Revenues

The following tables disaggregate total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$128	$162	$(141)	$149
Natural gas liquids	270	6	(6)	270
Condensate	34	—	—	34
Total revenues from natural gas, natural gas liquids, and condensate	432	168	(147)	453
Gain (loss) on derivative activity	(9)	(1)	—	(10)
Total Product sales	$423	$167	$(147)	$443
Service revenues:
Demand revenues	$60	$131	$—	$191
Volume-dependent revenues	147	18	(4)	161
Total Service revenues	$207	$149	$(4)	$352
Total Revenues	$630	$316	$(151)	$795

	Three Months Ended March 31, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$106	$131	$(109)	$128
Natural gas liquids	279	7	(7)	279
Condensate	36	—	—	36
Total revenues from natural gas, natural gas liquids, and condensate	421	138	(116)	443
Gain (loss) on derivative activity	(3)	2	1	—
Total Product sales	$418	$140	$(115)	$443
Service revenues:
Demand revenues	$50	$120	$—	$170
Volume-dependent revenues	123	19	(7)	135
Total Service revenues	$173	$139	$(7)	$305
Total Revenues	$591	$279	$(122)	$748

Accounts Receivable

The table below summarizes the change in accounts receivable for the three months ended March 31, 2019.

	March 31, 2019	December 31, 2018

	(In millions)
Accounts Receivable:
Customers	$259	$297
Contract assets (1)	14	6
Non-customers	5	6
Total Accounts Receivable (2)	$278	$309
____________________

(1)
Contract assets reflected in Total Accounts Receivable include accrued minimum volume commitments. Contract assets increased $8 million compared to December 31, 2018 primarily due to the increase in estimated shortfall volumes on certain annual minimum volume commitment arrangements. Total Accounts Receivable does not include $4 million of contracts assets related to firm service transportation contracts with tiered rates, which are reflected in Other Assets.

(2)	Total Accounts Receivable includes Accounts receivables, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment. The table below summarizes the change in the contract liabilities for the three months ended March 31, 2019:

	March 31, 2019	December 31, 2018	Amounts recognized in revenues

	(In millions)
Deferred revenues	$48	$48	$20

The table below summarizes the timing of recognition of these contract liabilities as of March 31, 2019:

	2019	2020	2021	2022	2023 and After
	(In millions)
Deferred revenues	$22	$6	$5	$5	$10

Remaining Performance Obligations

Our remaining performance obligations consist primarily of firm arrangements and minimum volume commitment arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as Service revenues in the Consolidated Statements of Income. The table below summarizes the timing of recognition of the remaining performance obligations as of March 31, 2019:

	2019	2020	2021	2022	2023 and After
	(In millions)
Transportation and Storage	$344	$356	$200	$156	$774
Gathering and Processing	220	164	136	138	461
Total remaining performance obligations	$564	$520	$336	$294	$1,235

(4) Leases

On January 1, 2019, the Partnership adopted ASU 2016-02, “Leases (ASC 842).” This standard requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Partnership has applied the standard to only contracts that were not expired as of January 1, 2019.

The Partnership elected the optional transition practical expedient to not evaluate land easements that exist or expire before the Partnership's adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The Partnership elected the optional transition practical expedient to not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for any existing leases. Upon adoption, we increased our asset and liability balances on the Condensed Consolidated Balance Sheets by approximately $35 million due to the required recognition of right-of-use assets and corresponding lease liabilities for all lease obligations that were classified as operating leases. The Partnership did not recognize a material cumulative adjustment to the Condensed Consolidated Statement of Partners’ Equity and we did not have any material changes in the timing of expense recognition or our accounting policies.

Our lease obligations are primarily comprised of rentals of field equipment and buildings, which are recorded as Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income. Other than the contractual terms for each lease obligation, the key inputs for our calculations of the initial right-of-use assets and corresponding lease liabilities are the expected remaining life and applicable discount rate. Field equipment has an expected lease term of three to five years, with contractual base terms of one to three years followed by month-to-month renewals. Field equipment rental arrangements do not generally contain any significant variable lease payments. While certain arrangements may include lower standby rates, field equipment is generally anticipated to be in use for all of its expected lease term. Buildings have an expected lease term of seven to ten years, which is currently the same as the contractual base term. Building rental arrangements contain market-based renewal options of up to 15 years. Variable lease payments for buildings are generally comprised of costs for utilities, maintenance and building management services. There are no variable lease payments due under building rental arrangements until July 1, 2019, after which amounts will be due monthly. The Partnership is generally not aware of the implicit rate for either field equipment or building rental arrangements, so discount rates are based upon the expected term of each arrangement and the Partnership’s uncollateralized borrowing rate associated with the expected term at the time of lease inception. As of March 31, 2019, the weighted average remaining lease term is 4.2 years and the weighted average discount rate is 5.55%.

As of March 31, 2019, we have right-of-use assets of $33 million recorded as Other Assets, $8 million of corresponding obligations recorded as Other Current Liabilities and $26 million of corresponding obligations recorded as Other Liabilities on the Partnership’s Condensed Consolidated Balance Sheet. All lease obligations outstanding during the three months ended March 31, 2019 were classified as operating leases, therefore all cash flows are reflected in Cash Flows from Operating Activities. During the three months ended March 31, 2019, rental costs associated with field equipment and buildings were $7 million and $2 million, respectively.

The table below summarizes lease expense for the three-month period ended March 31, 2019:

	Three Months Ended March 31, 2019
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Expense:
Lease Cost:
Operating lease cost	$2	$—	$2
Short-term lease cost	6	1	7
Total Lease Cost	$8	$1	$9

Under ASC 842, as of March 31, 2019, the Partnership has operating lease obligations expiring at various dates. The $17 million difference between undiscounted cash flows for operating leases and our $35 million of lease obligations is due to the impact of the applicable discount rate. Undiscounted cash flows for operating lease liabilities are as follows:

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024 and After	Total

	(In millions)
Noncancellable operating leases	$11	$11	$6	$5	$5	$14	$52

Under ASC 840, as of December 31, 2018, the Partnership had the following operating lease obligations as well as the estimate of the period in which the obligation will be settled:

	Year Ended December 31,
	2019	2020-2021	2022-2023	After 2023	Total

	(In millions)
Noncancellable operating leases	$14	$6	$6	$14	$40

(5) Acquisition

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

The following table presents the fair value of the identified assets acquired and liabilities assumed at the acquisition date:

Purchase price allocation:
Assets acquired:
Cash	$1
Current Assets	3
Property, plant and equipment	124
Intangibles	259
Goodwill	86
Liabilities assumed:
Current liabilities	1
Less: Non-Controlling Interest at fair value	28
Total identifiable net assets	$444

The Partnership recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer contract life of approximately 15 years. Goodwill recognized from the acquisition primarily relates to greater operating leverage in the Anadarko Basin and is allocated to the gathering and processing segment. Included within the acquisition was 60% of a 26-mile pipeline system joint venture with a third party which owns and operates a refinery connected to the EOCS system. This joint venture’s financials have been consolidated within the Partnership’s financial statements resulting in $28 million in non-controlling interest. The Partnership incurred approximately $6 million of acquisition costs associated with this transaction, which were included in General and administrative expense in the Consolidated Statements of Income for the twelve months ended December 31, 2018. The Partnership determined not to include pro forma consolidated financial statements for the periods presented as the impact would not be material.

(6) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common units:

	Three Months Ended March 31,
	2019	2018

	(In millions, except per unit data)
Net income	$123	$114
Net income attributable to noncontrolling interest	1	—
Series A Preferred Unit distributions	9	9
General partner interest in net income	—	—
Net income available to common unitholders	$113	$105

Net income allocable to common units	$113	$105
Dilutive effect of Series A Preferred Unit distributions	—	—
Diluted net income allocable to common units	113	105

Basic earnings per unit
Common units	$0.26	$0.24

Basic weighted average number of common units outstanding (1)	435	434
Dilutive effect of Series A Preferred Units	—	—
Dilutive effect of performance units	—	1
Diluted weighted average number of common units outstanding	435	435

Diluted earnings per unit
Common units	$0.26	$0.24
____________________

(1)	Basic weighted average number of outstanding common units includes approximately one million time-based phantom units for each of the three months ended March 31, 2019 and 2018, respectively.

(7) Partners’ Equity

The Partnership Agreement requires that, within 60 days after the end of each quarter, the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to unitholders of record on the applicable record date.

The Partnership paid or has authorized payment of the following cash distributions to common unitholders, as applicable, during 2018 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
March 31, 2019 (1)	May 21, 2019	May 29, 2019	$0.318	$138
December 31, 2018	February 19, 2019	February 26, 2019	0.318	138
September 30, 2018	November 16, 2018	November 29, 2018	0.318	138
June 30, 2018	August 21, 2018	August 28, 2018	0.318	138
March 31, 2018	May 22, 2018	May 29, 2018	0.318	138
_____________________

(1)	The Board of Directors declared this $0.318 per common unit cash distribution on April 29, 2019, to be paid on May 29, 2019, to common unitholders of record at the close of business on May 21, 2019.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2018 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
March 31, 2019 (1)	April 29, 2019	May 15, 2019	$0.625	$9
December 31, 2018	February 8, 2019	February 14, 2019	0.625	9
September 30, 2018	November 6, 2018	November 14, 2018	0.625	9
June 30, 2018	August 1, 2018	August 14, 2018	0.625	9
March 31, 2018	May 1, 2018	May 15, 2018	0.625	9
_____________________

(1)
The Board of Directors declared a $0.625 per Series A Preferred Unit cash distribution on April 29, 2019, to be paid on May 15, 2019, to Series A Preferred unitholders of record at the close of business on April 29, 2019.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. During the three months ended March 31, 2019 and March 31, 2018, the Partnership did not issue common units under the ATM Program. As of March 31, 2019, $197 million of common units remained available for issuance through the ATM Program.

(8) Investment in Equity Method Affiliate

The Partnership uses the equity method of accounting for investments in entities in which it has an ownership interest between 20% and 50% and exercises significant influence.

SESH is owned 50% by Enbridge, Inc. and 50% by the Partnership. Pursuant to the terms of the SESH LLC Agreement, if, at any time, CenterPoint Energy has a right to receive less than 50% of our distributions through its interest in the Partnership and its economic interest in Enable GP, or does not have the ability to exercise certain control rights, Enbridge, Inc. may, under certain circumstances, have the right to purchase the Partnership’s interest in SESH at fair market value, subject to certain exceptions.

The Partnership shares operations of SESH with Enbridge, Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $3 million and $2 million during the three months ended March 31, 2019 and 2018, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018.

SESH:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Equity in Earnings of Equity Method Affiliate	$3	$6
Distributions from Equity Method Affiliate (1)	$12	$13
___________________

(1)
Distributions from equity method affiliate includes a $3 million and $6 million return on investment and a $9 million and $7 million return of investment for the three months ended March 31, 2019 and 2018, respectively.

Summarized financial information of SESH:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Income Statements:
Revenues	$27	$28
Operating income	$11	$17
Net income	$7	$12

(9) Debt

The following table presents the Partnership’s outstanding debt as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Outstanding Principal	Premium (Discount)	Total Debt	Outstanding Principal	Premium (Discount)	Total Debt

	(In millions)
Commercial Paper	$796	$—	$796	$649	$—	$649
Revolving Credit Facility	—	—	—	250	—	250
2019 Term Loan Agreement	200	—	200	—	—	—
2019 Notes	500	—	500	500	—	500
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(2)	698	700	(2)	698
2028 Notes	800	(6)	794	800	(6)	794
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	6	256	250	7	257
Total debt	$4,396	$(2)	$4,394	$4,299	$(1)	$4,298
Less: Short-term debt (1)			796			649
Less: Current portion of long-term debt (2)			756			500
Less: Unamortized debt expense (3)			20			20
Total long-term debt			$2,822			$3,129
____________________

(1)	Short-term debt includes $796 million and $649 million of outstanding commercial paper as of March 31, 2019 and December 31, 2018, respectively.

(2)
As of March 31, 2019, Current portion of long-term debt includes $756 million outstanding balances of the 2019 Notes due May 15, 2019 and EOIT Senior Notes due March 15, 2020. As of December 31, 2018, Current portion of long-term debt includes $500 million outstanding balance of the 2019 Notes due May 15, 2019.

(3)
As of March 31, 2019 and December 31, 2018, there was an additional $5 million and $6 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other assets, not included above.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $796 million and $649 million outstanding under our commercial paper program at March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate for the outstanding commercial paper was 3.41% as of March 31, 2019.

Revolving Credit Facility

On April 6, 2018, the Partnership amended and restated its Revolving Credit Facility. As amended and restated, the Revolving Credit Facility is a $1.75 billion, 5-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million, in aggregate. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of March 31, 2019, there were no principal advances and $3 million in letters of credit outstanding under the Restated Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s applicable credit ratings. As of March 31, 2019, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s applicable credit rating from the rating agencies. As of March 31, 2019, the commitment fee under the restated Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

2019 Term Loan Agreement

On January 29, 2019, the Partnership entered into an unsecured term loan agreement, providing for up to $1 billion in advances with Bank of America, N.A., as administrative agent, and the several lenders thereto. The 2019 Term Loan Agreement has a scheduled maturity date of January 29, 2022, but contains an option, which may be exercised up to two times, to extend the maturity date for an additional one-year term. As of March 31, 2019, there is a principal advance of $200 million outstanding under the 2019 Term Loan Agreement, and a delayed-draw feature permits the Partnership to borrow up to an additional $800 million within 180 days of the closing date, subject to the terms and conditions of the 2019 Term Loan Agreement. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated ratings from Standard & Poor’s Rating Services, Moody’s Investor Services and Fitch Ratings. The applicable margin shall equal, (1) in the case of interest rates determined by reference to the eurodollar rate, between 0.75% and 1.50% per annum and (2) in the case of interest rates determined by reference to the alternate base rate, between 0% and 0.50% per annum. As of March 31, 2019, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. As of March 31, 2019, the weighted average interest rate of the 2019 Term Loan Agreement was 3.74%.

The 2019 Term Loan Agreement requires the Partnership to, starting April 29, 2019 and continuing until the date on which all commitments have expired or been terminated or the amount available to be drawn is zero, pay a ticking fee on each lender’s unused commitment amount. The ticking fee shall equal a per annum rate of 0.125% on the actual daily amount of such lender’s portion of the unused commitments.

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

The 2019 Term Loan Agreement also contains covenants that restrict the Partnership and certain of its subsidiaries in respect of, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of subsidiary indebtedness, incurrence of liens, transactions with affiliates, designation of subsidiaries as Excluded Subsidiaries (as defined in the 2019 Term Loan Agreement), restricted payments, changes in the nature of their respective business and entering into certain restrictive agreements. The 2019 Term Loan Agreement is subject to acceleration upon the occurrence of certain defaults, including, among others, payment defaults on such facility, breach of representations, warranties and covenants, acceleration of indebtedness ( other than intercompany and non-recourse indebtedness) of $100 million or more in the aggregate, change of control, nonpayment of uninsured judgments in excess of $100 million, and the occurrence of certain ERISA and bankruptcy events, subject where applicable to specified cure periods.

Senior Notes

As of March 31, 2019, the Partnership’s debt included the 2019 Notes, 2024 Notes, 2027 Notes, 2028 Notes and 2044 Notes, which had $8 million of unamortized discount and $20 million of unamortized debt expense at March 31, 2019, resulting in effective interest rates of 2.56%, 4.01%, 4.57%, 5.20% and 5.08%, respectively, during the three months ended March 31, 2019.

As of March 31, 2019, the Partnership’s debt included EOIT’s Senior Notes. The EOIT Senior Notes had $6 million of unamortized premium at March 31, 2019, resulting in an effective interest rate of 3.80% during the three months ended March 31, 2019.

As of March 31, 2019, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

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

As of March 31, 2019 and December 31, 2018, the Partnership had no derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

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

As of March 31, 2019 and December 31, 2018, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	March 31, 2019		December 31, 2018
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	15	29	16	28
Financial basis futures/swaps	17	45	18	29
Financial swaptions (3)	—	3	—	1
Physical purchases/sales	—	10	—	11
Crude oil (for condensate)— MBbl (2)
Financial futures/swaps	—	735	—	945
Financial swaptions (3)	—	30	—	30
Natural gas liquids— MBbl (4)
Financial futures/swaps	1,465	2,940	270	2,535
____________________

(1)
As of March 31, 2019, 78.3% of the natural gas contracts had durations of one year or less, 20.2% had durations of more than one year and less than two years and 1.5% had durations of more than two years. As of December 31, 2018, 74.0% of the natural gas contracts had durations of one year or less, 24.2% had durations of more than one year and less than two years and 1.8% had durations of more than two years.

(2)
As of March 31, 2019, 86.3% of the crude oil (for condensate) contracts had durations of one year or less and 13.7% had durations of more than one year and less than two years. As of December 31, 2018, 76.9% of the crude oil (for condensate) contracts had durations of one year or less and 23.1% had durations of more than one year and less than two years.

(3)
The notional contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional quantity hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.

(4)
As of March 31, 2019, 94.9% of the natural gas liquids contracts had durations of one year or less and 5.1% had durations of more than one year and less than two years. As of December 31, 2018, 86.1% of the natural gas liquid contracts had durations of one year or less and 13.9% had durations of more than one year and less than two years.

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 that were not designated as hedging instruments for accounting purposes are as follows:

		March 31, 2019		December 31, 2018
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$1	$1	$3	$5
Financial futures/swaps	Other	—	2	—	2
Physical purchases/sales	Other Current	2	—	3	—
Physical purchases/sales	Other	2	—	4	—
Crude oil (for condensate)
Financial futures/swaps	Other Current	—	4	9	3
Financial futures/swaps	Other	1	—	2	—
Natural gas liquids
Financial futures/swaps	Other Current	10	—	10	1
Financial futures/swaps	Other	1	—	2	—
Total gross derivatives (1)		$17	$7	$33	$11
_____________________

(1)	See Note 11 for a reconciliation of the Partnership’s total derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018:

	Amounts Recognized in Income
	Three Months Ended March 31,
	2019	2018

	(In millions)
Natural gas
Financial futures/swaps (losses) gains	$(1)	$(3)
Physical purchases/sales gains	(1)	2
Crude oil (for condensate)
Financial futures/swaps (losses) gains	(11)	(3)
Financial swaptions (losses) gains	—	—
Natural gas liquids
Financial futures/swaps (losses) gains	3	4
Total	$(10)	$—

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended March 31, 2019 and 2018, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Change in fair value of derivatives	$(12)	$(2)
Realized gain (loss) on derivatives	2	2
Gain (loss) on derivative activity	$(10)	$—

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s Investors Services or Standard & Poor’s Ratings Services were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of March 31, 2019, under these obligations, the Partnership has posted no cash collateral related to NGL swaps and crude swaps and swaptions and no additional collateral may be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating.

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

The Partnership utilizes the market approach in determining the fair value of its derivative positions by using either NYMEX, ICE or WTI published market prices, independent broker pricing data or broker/dealer valuations. The valuations of derivatives with pricing based on NYMEX or ICE published market prices may be considered Level 1 if they are settled through a NYMEX or ICE clearing broker account with daily margining. Over-the-counter derivatives with NYMEX, ICE or WTI based prices are considered Level 2 due to the impact of counterparty credit risk. Valuations based on independent broker pricing or broker/dealer valuations may be classified as Level 2 only to the extent they may be validated by an additional source of independent market data for an identical or closely related active market. Certain derivatives with option features may be classified as Level 2 if valued using an industry standard Black-Scholes option pricing model that contain observable inputs in the marketplace throughout the term of the derivative instrument. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, contracts are valued using internally developed methodologies that consider historical relationships among various quoted prices in active markets that result in management’s best estimate of fair value. These contracts are classified as Level 3. As of March 31, 2019, there were no contracts classified as Level 3.

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2019, there were no transfers between levels.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$250	$250
2019 Term Loan Agreement (Level 2)	200	200	—	—
2019 Notes (Level 2)	500	499	500	497
2024 Notes (Level 2)	600	599	600	571
2027 Notes (Level 2)	698	684	698	642
2028 Notes (Level 2)	794	811	794	764
2044 Notes (Level 2)	550	489	550	445
EOIT Senior Notes (Level 2)	256	257	257	256
____________________

(1)
Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $796 million and $649 million of commercial paper was outstanding as of March 31, 2019 and December 31, 2018, respectively.

The fair value of the Partnership’s Revolving Credit Facility, 2019 Term Loan Agreement, 2019 Notes, 2024 Notes, 2027 Notes, 2028 Notes, 2044 Notes and EOIT Senior Notes is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of March 31, 2019, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

The following tables summarize the Partnership’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

March 31, 2019	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$1	$6	$—	$—
Significant other observable inputs (Level 2)	16	1	14	6
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	17	7	14	6
Netting adjustments	(6)	(6)	—	—
Total	$11	$1	$14	$6

December 31, 2018	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$4	$9	$—	$—
Significant other observable inputs (Level 2)	29	2	18	17
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	33	11	18	17
Netting adjustments	(9)	(9)	—	—
Total	$24	$2	$18	$17
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of March 31, 2019 and December 31, 2018.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $8 million and $11 million at March 31, 2019 and December 31, 2018, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $9 million and $5 million at March 31, 2019 and December 31, 2018, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(12) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$32	$29
Income taxes, net of refunds	—	2
Non-cash transactions:
Accounts payable related to capital expenditures	39	50
Lease liabilities arising from the implementation of ASC 842	35	—

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows:

	March 31,
	2019	2018

	(In millions)
Cash and cash equivalents	$18	$30
Restricted cash	1	14
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$19	$44

During the three months ended March 31, 2019, Restricted cash decreased $13 million due to the release of cash collateral which was provided as credit assurance by a third party.

(13) Related Party Transactions

The material related party transactions with CenterPoint Energy, OGE Energy and their respective subsidiaries are summarized below. There were no material related party transactions with other affiliates.

Transportation and Storage Agreements

Transportation and Storage Agreements with CenterPoint Energy

EGT provides natural gas transportation and storage services to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas under a combination of contracts that include the following types of services: firm transportation, firm transportation with seasonal demand, firm storage, no-notice transportation with storage and maximum rate firm transportation. The contracts for firm transportation with seasonal demand will remain in effect through March 31, 2021. The contracts for firm transportation, firm storage and firm no-notice transportation with storage, as well as the contracts for maximum rate firm transportation for Oklahoma and portions of Northeast Texas, are in effect through March 31, 2021, and will remain in effect thereafter unless and until terminated by either party upon 180 days’ prior written notice. The contracts for maximum firm rate transportation for Arkansas, Louisiana and Texarkana, Texas terminated on March 31, 2018. MRT provides firm transportation and firm storage services to CenterPoint Energy’s LDCs in Arkansas and Louisiana. Contracts for these services are in effect through May 15, 2023 and will remain in effect thereafter unless and until terminated by either party upon twelve months’ prior written notice.

Transportation and Storage Agreement with OGE Energy

EOIT provides no-notice load-following transportation and storage services to OGE Energy. On March 17, 2014, EOIT entered into a transportation agreement with OGE Energy, for four of its generating facilities, with a primary term of May 1, 2014 through April 30, 2019. On October 24, 2018, EOIT entered into a no-notice load-following transportation agreement with OGE Energy, with a primary term of April 1, 2019 through May 1, 2024. Following the primary term, the agreement will remain in effect from year to year thereafter unless either party provides notice of termination to the other party at least 180 days prior to the commencement of the succeeding annual period. On December 6, 2016, EOIT entered into an additional firm transportation agreement with OGE Energy, for one of its generating facilities with a primary term of December 1, 2018 through December 1, 2038.

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

The Partnership’s revenues from affiliated companies accounted for 6% and 7% of total revenues during the three months ended March 31, 2019 and 2018, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$33	$33
Natural gas product sales — CenterPoint Energy	1	6
Gas transportation and storage service revenues — OGE Energy	13	9
Natural gas product sales — OGE Energy	1	1
Total revenues — affiliated companies	$48	$49

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$2
Cost of natural gas purchases — OGE Energy	6	3
Total cost of natural gas purchases — affiliated companies	$6	$5

Seconded employees and corporate services

As of March 31, 2019, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to a cap of $5 million in 2019 and thereafter, unless and until secondment is terminated.

The Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under services agreements for an initial term that ended on April 30, 2016. The services agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice prior to the end of any extension. Additionally, the Partnership may terminate the services agreements at any time with 180 days’ notice, if approved by the Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2019 are $1 million and $1 million, respectively.

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Corporate Services — CenterPoint Energy	$—	$1
Seconded Employee Costs — OGE Energy	6	8
Total corporate services and seconded employee costs	$6	$9

(14) Commitments and Contingencies

The Partnership is routinely involved in legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings may from time to time involve substantial amounts. The Partnership regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Partnership does not currently expect the disposition of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer Partners, LP for 400 MMcf/d of deliveries to the Godley Plant in Johnson County, Texas. As of March 31, 2019, the Partnership estimates the remaining associated 10-year minimum volume commitment fee to be $209 million.

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

(15) Equity-Based Compensation

The following table summarizes the Partnership’s equity-based compensation expense for the three months ended March 31, 2019 and 2018 related to performance units, restricted units and phantom units for the Partnership’s employees and independent directors:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Performance units	$3	$3
Restricted units	—	1
Phantom units	1	1
Total compensation expense	$4	$5

The following table presents the assumptions related to the performance share units granted in 2019.

2019
Number of units granted	610,170
Fair value of units granted	19.95
Expected distribution yield	8.38%
Expected price volatility	34.2%
Risk-free interest rate	2.54%
Expected life of units (in years)	3

The following table presents the number of phantom units granted and the grant date fair value related to the phantom units granted in 2019.

2019
Phantom Units granted	574,121
Fair value of phantom units granted	$14.57 - $15.04

Units Outstanding

A summary of the activity for the Partnership’s performance units and phantom units applicable to the Partnership’s employees at March 31, 2019 and changes during the first quarter of 2019 are shown in the following table.

	Performance Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at December 31, 2018	2,109,835	$14.33	1,447,590	$12.38
Granted (1)	610,170	19.95	574,121	15.04
Vested (2)	(1,113,159)	10.45	(547,354)	8.16
Forfeited	(26,474)	18.22	(20,646)	14.46
Units outstanding at March 31, 2019	1,580,372	$19.17	1,453,711	$14.98
Aggregate intrinsic value of units outstanding at March 31, 2019	$22		$21
_____________________

(1)
Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from zero percent to 200 percent of the target.

(2)
Performance units vested as of March 31, 2019 include 1,097,846 units from the 2016 annual grant, which were approved by the Board of Directors in 2016 and paid out at 200%, or 2,195,692 units on March 1, 2019, based on the level of achievement of a performance goal established by the Board of Directors over the performance period of January 1, 2016 through December 31, 2018.

Unrecognized Compensation Cost

A summary of the Partnership’s unrecognized compensation cost for its non-vested performance units and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	March 31, 2019
	Unrecognized Compensation Cost (In millions)	Weighted Average Period for Recognition (In years)
Performance Units	$20	2.00
Phantom Units	15	2.02
Total	$35

As of March 31, 2019, there were 6,235,141 units available for issuance under the long-term incentive plan.

(16) Reportable Segments

The Partnership’s determination of reportable segments considers the strategic operating units under which it manages sales, allocates resources and assesses performance of various products and services to customers in differing regulatory environments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies excerpt in the Partnership’s audited 2018 consolidated financial statements included in the Annual Report. The Partnership uses operating income as the measure of profit or loss for its reportable segments.

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

Financial data for reportable segments are as follows:

Three Months Ended March 31, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$423	$167	$(147)	$443
Service revenues	207	149	(4)	352
Total Revenues	630	316	(151)	795
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	360	169	(151)	378
Operation and maintenance, General and administrative	84	45	—	129
Depreciation and amortization	74	31	—	105
Taxes other than income tax	11	7	—	18
Operating income	$101	$64	$—	$165
Total Assets	$9,934	$5,797	$(3,284)	$12,447
Capital expenditures	$107	$36	$—	$143

Three Months Ended March 31, 2018	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$418	$140	$(115)	$443
Service revenues	173	139	(7)	305
Total Revenues	591	279	(122)	748
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	358	139	(122)	375
Operation and maintenance, General and administrative	76	46	(1)	121
Depreciation and amortization	62	34	—	96
Taxes other than income tax	10	7	—	17
Operating income	$85	$53	$1	$139
Total assets as of December 31, 2018	$9,874	$5,805	$(3,235)	$12,444
Capital expenditures	$147	$43	$—	$190
_____________________

(1)	See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three months ended March 31, 2019 and 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included herein and our audited consolidated financial statements for the year ended December 31, 2018, included in our Annual Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

Enable Midstream Partners, LP is a Delaware limited partnership formed in May 2013 to own, operate and develop midstream energy infrastructure assets strategically located to serve our customers. We completed our initial public offering in April 2014, and we are traded on the NYSE under the symbol “ENBL.” Our general partner is owned by CenterPoint Energy and OGE Energy. In this report, the terms “Partnership” and “Registrant” as well as the terms “our,” “we,” “us” and “its,” are sometimes used as abbreviated references to Enable Midstream Partners, LP together with its consolidated subsidiaries.

Our assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Our gathering and processing segment primarily provides natural gas and crude oil gathering and natural gas processing services to our producer customers and crude oil, condensate and produced water gathering services to our producer and refiner customers. Our transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers.

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

Recent Developments

Regulatory Update

The regulation of midstream energy infrastructure assets has a significant impact on our business. For example, our interstate natural gas transportation and storage assets are subject to regulation by FERC under the Natural Gas Act (NGA). In March 2018, FERC announced a Revised Policy Statement on Treatment of Income Taxes stating that it would no longer allow pipelines organized as a master limited partnership to recover an income tax allowance in their cost-of-service rates. In July 2018, FERC issued new regulations which required all FERC-regulated natural gas pipelines to make a one-time Form No. 501-G filing providing certain financial information and to select one of four options: (i) file a limited NGA Section 4 filing reducing its rates only as required in relation to the Tax Cuts and Jobs Act of 2017 and the Revised Policy Statement, (ii) commit to filing a general NGA Section 4 rate case in the near future, (iii) file a statement explaining why an adjustment to rates is not needed, or (iv) take no other action. In October 2018, EGT filed its Form No. 501-G and filed a statement that it intended to take no other action. On March 8, 2019, FERC terminated EGT’s 501-G proceeding and required no other action.

MRT did not file a FERC Form No. 501-G because MRT had filed a general NGA Section 4 rate case in June 2018. The rate case proposed, among other things, a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by MRT, a change in the boundary between the Field and Market zones, a requirement for daily balancing, changes to the Small Customer service rate schedule and an income tax allowance in its cost-of-service rates. In July 2018, FERC issued an order accepting MRT’s proposed rate increases subject to refund upon a final determination of MRT’s rates and ordering MRT to refile its rate case to reflect, the elimination of an income tax allowance in its cost-of-service rates. On August 30, 2018, MRT submitted a supplemental filing to comply with FERC’s order. MRT has appealed FERC’s order to eliminate the income tax allowance in its cost-of-service rates, but we believe that the ordered elimination will have a de minimis impact on MRT’s rates. On February 19, 2019, FERC set MRT’s refiled rate case for hearing set to begin in November 2019.

On April 12, 2019, FERC accepted EGR and EGT into the pre-filing process in connection with their prospective applications for certificate to construct, operate and maintain natural gas pipeline facilities. Using the pre-filing procedures should enable more efficient and expeditious actions by FERC on EGR’s and EGT’s certificate applications allowing these entities, in advance of filing certificate applications with FERC, to engage stakeholders in the identification and resolution of concerns and to engage a consultant to work at FERC’s direction to perform an environmental impact assessment.

In addition to the regulation of our interstate natural gas transportation and storage assets by FERC, our midstream energy infrastructure assets are subject to regulation by various federal and state agencies, including DOT’s Pipeline and Hazardous Materials Safety Administration. For an additional discussion of the impact of regulation on our business, see Item 1, Rate and Other Regulation in our Annual Report.

Liquidity Update

Term Loan Agreement

On January 29, 2019, the Partnership entered into a term loan facility, providing for an unsecured three-year $1 billion term loan agreement. For more information, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following tables summarize the key components of our results of operations for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$423	$167	$(147)	$443
Service revenues	207	149	(4)	352
Total Revenues	630	316	(151)	795
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	360	169	(151)	378
Gross margin (1)	270	147	—	417
Operation and maintenance, General and administrative	84	45	—	129
Depreciation and amortization	74	31	—	105
Taxes other than income tax	11	7	—	18
Operating income	$101	$64	$—	$165
Equity in earnings of equity method affiliate	$—	$3	$—	$3

Three Months Ended March 31, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$418	$140	$(115)	$443
Service revenues	173	139	(7)	305
Total Revenues	591	279	(122)	748
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	358	139	(122)	375
Gross margin (1)	233	140	—	373
Operation and maintenance, General and administrative	76	46	(1)	121
Depreciation and amortization	62	34	—	96
Taxes other than income tax	10	7	—	17
Operating income	$85	$53	$1	$139
Equity in earnings of equity method affiliate	$—	$6	$—	$6
 _____________________

(1)	Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended March 31,
	2019	2018

Operating Data:
Natural gas gathered volumes—TBtu	409	385
Natural gas gathered volumes—TBtu/d	4.54	4.28
Natural gas processed volumes—TBtu (1)	291	200
Natural gas processed volumes—TBtu/d (1)	2.54	2.22
NGLs produced—MBbl/d (1)(2)	138.19	110.29
NGLs sold—MBbl/d (2)(3)	141.18	109.39
Condensate sold—MBbl/d	8.35	6.96
Crude oil and condensate gathered volumes—MBbl/d	107.90	24.83
Transported volumes—TBtu	601	521
Transported volumes—TBtu/d	6.67	5.79
Interstate firm contracted capacity—Bcf/d	6.52	6.05
Intrastate average deliveries—TBtu/d	2.32	2.10
 _____________________

(1)	Includes volumes under third party processing arrangements.

(2)	Excludes condensate.

(3)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended March 31,
	2019	2018
Anadarko
Gathered volumes—TBtu/d	2.35	2.02
Natural gas processed volumes—TBtu/d (1)	2.12	1.82
NGLs produced—MBbl/d (1)(2)	120.43	95.85
Crude oil and condensate gathered volumes—MBbl/d	76.54	—
Arkoma
Gathered volumes—TBtu/d	0.49	0.54
Natural gas processed volumes—TBtu/d (1)	0.10	0.10
NGLs produced—MBbl/d (1)(2)	6.23	4.98
Ark-La-Tex
Gathered volumes—TBtu/d	1.70	1.71
Natural gas processed volumes—TBtu/d	0.32	0.29
NGLs produced—MBbl/d (2)	11.53	9.46
Williston
Crude oil gathered volumes—MBbl/d	31.36	24.83
 _____________________

(1)	Includes volumes under third party processing arrangements.

(2)	Excludes condensate.

Gathering and Processing

Three months ended March 31, 2019 compared to three months ended March 31, 2018. Our gathering and processing segment reported operating income of $101 million for the three months ended March 31, 2019 compared to operating income of $85 million for the three months ended March 31, 2018. The difference of $16 million in operating income between periods was primarily due to a $37 million increase in gross margin. This was partially offset by a $8 million increase in operation and maintenance and general and administrative expenses, a $12 million increase in depreciation and amortization and a $1 million increase in taxes other than income tax during the three months ended March 31, 2019.

Our gathering and processing segment revenues increased $39 million. The increase was primarily due to the following:
Product Sales:

•	revenues from natural gas sales increased $22 million due to higher sales volumes and higher average natural gas sales prices.
This increase was partially offset by:

•	changes in the fair value of natural gas, condensate and NGL derivatives decreased $11 million, and

•
revenues from NGL sales decreased $6 million primarily due to a decrease in the average realized sales price from lower average market prices for all NGL products other than ethane and higher volumes subject to fee deductions for NGLs sold under certain third-party processing arrangements, partially offset by higher processed volumes and higher recoveries of ethane in the Anadarko and Ark-La-Tex Basins, which were sold at higher average ethane prices.

Service Revenues:

•	natural gas gathering revenues increased $25 million due to higher fees and gathered volumes in the Anadarko Basin,

•	crude oil, condensate and produced water gathering revenues increased $7 million primarily due to an increase related to the November 2018 acquisition of EOCS, and

•
processing service revenues increased $3 million resulting from higher processed volumes primarily under fixed processing arrangements, partially offset by lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price.

Our gathering and processing segment gross margin increased $37 million. The increase was primarily due to the following:

•	natural gas gathering fees increased $25 million due to higher fees and gathered volumes in the Anadarko Basin,

•
revenues from NGL sales less the cost of NGLs increased $11 million due to higher processed volumes and higher recoveries of ethane sold at higher prices, partially offset by lower average sales prices for all other NGL products,

•	crude oil, condensate and produced water gathering revenues increased $7 million primarily due to an increase related to the November 2018 acquisition of EOCS,

•
processing service fees increased $3 million resulting from higher processed volumes primarily under fixed processing arrangements, partially offset by lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price, and

•	revenues from natural gas sales less the cost of natural gas increased approximately $3 million due to higher sales volumes and higher average prices.
These increases were partially offset by:

•	changes in the fair value of natural gas, condensate and NGL derivatives decreased $11 million.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $8 million. The increase was primarily due to a $2 million increase in maintenance on treating plants as a result of increased activity on our Ark-La-Tex assets, a $2 million increase in compressor rental expenses due to increased rental units, a $2 million increase in payroll-related costs, a $1 million increase in utilities and outside services as a result of additional assets in service and a $1 million increase in materials and supplies expenses.

Our gathering and processing segment depreciation and amortization increased $12 million primarily due to the amortization of customer intangibles acquired as part of the acquisition of EOCS in the fourth quarter of 2018, other additional assets placed in service and an increase in depreciation from the implementation of new rates from the 2019 depreciation study.

Our gathering and processing segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Transportation and Storage

Three months ended March 31, 2019 compared to three months ended March 31, 2018. Our transportation and storage segment reported operating income of $64 million for the three months ended March 31, 2019 compared to operating income of $53 million for the three months ended March 31, 2018. The difference of $11 million in operating income between periods was primarily due to a $7 million increase in gross margin, a $1 million decrease in operation and maintenance and general and administrative expenses and a $3 million decrease in depreciation and amortization for the three months ended March 31, 2019.

Our transportation and storage segment revenues increased $37 million. The increase was primarily due to the following:
Product Sales:

•	revenues from natural gas sales increased $28 million primarily due to higher sales volumes and

•	changes in the fair value of natural gas derivatives increased $1 million.
This increase was partially offset by:

•	revenues from NGL sales decreased $1 million due to a decrease in lower average sales prices.
Service Revenues:

•	firm transportation and storage services increased $11 million due to new intrastate and interstate transportation contracts.
This increase was partially offset by:

•	volume-dependent transportation revenues decreased $1 million primarily due to a decrease in commodity fees and interruptible fees related to power-plant customers.

Our transportation and storage segment gross margin increased $7 million. The decrease was primarily due to the following:

•	firm transportation and storage services increased $11 million due to new intrastate and interstate transportation contracts and

•	changes in the fair value of natural gas derivatives increased $1 million.

This increase was partially offset by:

•	system management activities decreased $3 million,

•	revenues from NGL sales less the cost of NGLs decreased $1 million due to a decrease in average NGL prices, partially offset by higher volumes, and

•	volume-dependent transportation decreased $1 million primarily due to a decrease in commodity fees and interruptible fees related to power-plant customers.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $1 million. This decrease was primarily driven by a $1 million decrease due to increased capitalized overhead costs.

Our transportation and storage segment depreciation and amortization decreased $3 million primarily due to a decrease in depreciation from the implementation of new intrastate natural gas pipeline rates from the 2019 depreciation study.

Condensed Consolidated Interim Information

	Three Months Ended March 31,
	2019	2018

	(In millions)
Operating Income	$165	$139
Other Income (Expense):
Interest expense	(46)	(33)
Equity in earnings of equity method affiliate	3	6
Other, net	—	2
Total Other Expense	(43)	(25)
Income Before Income Taxes	122	114
Income tax expense	(1)	—
Net Income	$123	$114
Less: Net income attributable to noncontrolling interest	1	—
Net Income Attributable to Limited Partners	$122	$114
Less: Series A Preferred Unit distributions	9	9
Net Income Attributable to Common Units	$113	$105

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $122 million in the three months ended March 31, 2019 compared to net income attributable to limited partners of $114 million in the three months ended March 31, 2018. The increase in net income attributable to limited partners of $8 million was primarily attributable to an increase in operating income of $26 million partially offset by an increase in interest expense of $13 million in the three months ended March 31, 2019.

Equity in Earnings of Equity Method Affiliate. Equity in earnings of equity method affiliate decreased $3 million primarily due to an increase of $2 million in operating expenses and a decrease of $1 million in contracted firm capacity.

Interest Expense. Interest expense increased $13 million primarily due to an increase in principal amounts and interest rates on the Partnership’s outstanding debt.

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

	Three Months Ended March 31,
	2019	2018

	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$443	$443
Service revenues	352	305
Total Revenues	795	748
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	378	375
Gross margin	$417	$373

Reportable Segments
Gathering and Processing
Product sales	$423	$418
Service revenues	207	173
Total Revenues	630	591
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	360	358
Gross margin	$270	$233

Transportation and Storage
Product sales	$167	$140
Service revenues	149	139
Total Revenues	316	279
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	169	139
Gross margin	$147	$140

The following table shows the components of our gross margin for the three months ended March 31, 2019:

	Fee-Based (1)
	Demand	Volume- Dependent	Commodity- Based (1)	Total
Three Months Ended March 31, 2019
Gathering and Processing Segment	22%	56%	22%	100%
Transportation and Storage Segment	90%	12%	(2)%	100%
Partnership Weighted Average	46%	39%	15%	100%
____________________

(1)	For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended March 31,
	2019	2018

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$122	$114
Depreciation and amortization expense	105	96
Interest expense, net of interest income	46	33
Income tax benefit	(1)	—
Distributions received from equity method affiliate in excess of equity earnings	9	7
Non-cash equity-based compensation	4	5
Change in fair value of derivatives	12	2
Other non-cash losses (1)	1	—
Noncontrolling Interest Share of Adjusted EBITDA	(1)	—
Adjusted EBITDA	$297	$257
Series A Preferred Unit distributions (2)	(9)	(9)
Distributions for phantom and performance units (3)	(9)	(3)
Adjusted interest expense (4)	(47)	(35)
Maintenance capital expenditures	(24)	(14)
DCF	$208	$196

Distributions related to common unitholders (5)	$138	$138

Distribution coverage ratio	1.51	1.42
____________________

(1)	Other non-cash losses includes loss on sale of assets and write-downs of materials and supplies.

(2)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three months ended March 31, 2019 and 2018. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(3)
Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.

(4)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(5)
Represents cash distributions declared for common units outstanding as of each respective period. Amounts for 2019 reflect estimated cash distributions for common units outstanding for the quarter ended March 31, 2019.

	Three Months Ended March 31,
	2019	2018

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$215	$166
Interest expense, net of interest income	46	33
Net income attributable to noncontrolling interest	(1)	—
Current income taxes	(1)	—
Other non-cash items (1)	—	(1)
Changes in operating working capital which (provided) used cash:
Accounts receivable	(29)	(23)
Accounts payable	55	60
Other, including changes in noncurrent assets and liabilities	(9)	13
Return of investment in equity method affiliate	9	7
Change in fair value of derivatives	12	2
Adjusted EBITDA	$297	$257
____________________

(1)	Other non-cash items include amortization of debt expense, discount and premium on long-term debt and write-downs of materials and supplies.

	Three Months Ended March 31,
	2019	2018

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest expense	$46	$33
Amortization of premium on long-term debt	1	1
Capitalized interest on expansion capital	1	2
Amortization of debt expense and discount	(1)	(1)
Adjusted interest expense	$47	$35

Liquidity and Capital Resources

The Partnership’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. We expect that our liquidity and capital resource needs will be met by cash on hand, operating cash flow, proceeds from commercial paper issuances, borrowings under our revolving credit facility, borrowings under our term loan, debt issuances and the issuance of equity. However, issuances of equity or debt in the capital markets and additional credit facilities may not be available to us on acceptable terms. Access to funds obtained through the equity or debt capital markets, particularly in the energy sector, has been constrained by a variety of market factors that have hindered the ability of energy companies to raise new capital or obtain financing at acceptable terms. Factors that contribute to our ability to raise capital through these channels depend on our financial condition, credit ratings and market conditions. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. See Part II, Item 1A. “Risk Factors” for further discussion.

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, and the timing of debt maturities. As of March 31, 2019, we had a working capital deficit of $1.5 billion. The deficit is primarily due to the classification of $756 million of 2019 Notes and the EOIT Senior Notes as Current portion of long-term debt as of March 31, 2019 as well as $796 million of commercial paper outstanding as of March 31, 2019. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Net cash provided by operating activities	$215	$166
Net cash used in investing activities	$(144)	$(176)
Net cash (used in) provided by financing activities	$(74)	$35

Operating Activities

The increase of $49 million or 30%, in net cash provided by operating activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily driven by an increase of $33 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities, an increase in net income of $9 million and an increase of $7 million in other non-cash items.

Investing Activities

The decrease of $32 million, or 18%, in net cash used in investing activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to lower capital expenditures of $47 million, proceeds from sale of asset of $7 million due to the 2018 sale of a cryogenic processing plant and an increase in return of investment in equity method affiliate of $2 million, partially offset by an increase in other investing outflows of $10 million.

Financing Activities

Net cash (used in) provided by financing activities decreased $109 million, or 311%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Our primary financing activities consist of the following:

	Three Months Ended March 31,
	2019	2018

	(In millions)
Increase in short-term debt	$147	$190
Proceeds from long-term debt, net of issuance costs	200	—
Net repayments to Revolving Credit Facility	(250)	—
Distributions	(148)	(150)
Cash paid for employee equity-based compensation	(23)	(5)

Please see Note 9, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part 1, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of March 31, 2019, our sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	proceeds from commercial paper issuances;

•	borrowings under our 2019 Term Loan Agreement

•	borrowings under our Revolving Credit Facility; and

•	capital raised through debt and equity markets.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. During the three months ended March 31, 2019 and 2018, the Partnership did not issue common units under the ATM Program. As of March 31, 2019, $197 million of common units remained available for issuance through the ATM Program.

Distributions

On April 29, 2019, the Board of Directors declared a quarterly cash distribution of $0.318 per common unit on all of the Partnership’s outstanding common units for the three months ended March 31, 2019. The distributions will be paid May 29, 2019 to unitholders of record as of the close of business on May 21, 2019. Additionally, the Board of Directors declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid May 15, 2019 to unitholders of record as of the close of business on April 29, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Credit Risk

We are exposed to certain credit risks relating to our ongoing business operations. Credit risk includes the risk that counterparties that owe us money or energy commodities will breach their obligations. If the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected, and we could incur losses. We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees.

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended March 31, 2019 are the same as those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including volatility in commodity prices and interest rates.

Commodity Price Risk

While we generate a substantial portion of our gross margin pursuant to fee-based contracts that include minimum volume commitments and/or demand fees, we are also directly and indirectly exposed to changes in the prices of natural gas, condensate and NGLs. The Partnership utilizes derivatives and forward commodity sales to mitigate the effects of price changes. We do not enter into risk management contracts for speculative purposes. For further information regarding our derivatives, see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 13% of our total gross margin for the twelve months ended December 31, 2019 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since March 31, 2019, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the nine months ending December 31, 2019.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next nine months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $11 million for natural gas and ethane and $8 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining nine months ending December 31, 2019.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio includes senior notes with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility, 2019 Term Loan Agreement and any issuances under our commercial paper program are at a variable interest rate and expose us to the risk of increasing interest rates. Based upon the $996 million outstanding borrowings under commercial paper and 2019 Term Loan Agreement as of March 31, 2019, and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $10 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, our management has concluded that, as of March 31, 2019, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report. No other material changes to such risk factors have occurred during the three months ended March 31, 2019.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements with Certain Officers

On April 29, 2019, Xia Liu was appointed to the Board of Directors of Enable GP. Ms. Liu was appointed to the Board of Directors by CenterPoint Energy Midstream, Inc., a wholly-owned subsidiary of CenterPoint Energy, which owns a 50% governance interest and a 40% economic interest in Enable GP. Ms. Liu currently serves as Executive Vice President and Chief Financial Officer of CenterPoint Energy.

Neither Enable GP nor the Partnership has entered into any material contract, plan or arrangement with, or will provide any compensation to, Ms. Liu. There are no material arrangements or understandings between Ms. Liu and any other person pursuant to which Ms. Liu was appointed to serve as a director that are not described above. Ms. Liu has not been appointed, and is not currently expected to be appointed, to any committee of the Board.

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
+10.1
Term Loan Agreement, dated as of January 29, 2019, byand among Enable Midstream Partners, LP and Bank of America, N.A., asadministrative agent, and the several lenders from time to time partythereto relating to a $1,000,000,000 three-year unsecured term loan facility.

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

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	May 1, 2019	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)