Form 10-Q
period 2019-06-30
Enable Midstream Partners, LP
filed 2019-08-06
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission File No. 1-36413
ENABLE MIDSTREAM PARTNERS, LP
(Exact name of registrant as specified in its charter)
 _______________________________________

Delaware				72-1252419
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

499 West Sheridan Avenue,	Suite 1500	Oklahoma City,	Oklahoma	73102
(Address of Principal Executive Offices)				(Zip Code)
  (405) 525-7788
Registrant’s telephone number, including area code

One Leadership Square, 211 North Robinson Avenue, Suite 150, Oklahoma City, Oklahoma 73102
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	ENBL	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of July 15, 2019, there were 435,102,173 common units outstanding.

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
2019 Term Loan Agreement.
$1 billion unsecured term loan agreement dated January 29, 2019, by and among Enable Midstream Partners, LP and Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto.

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
Adjusted EBITDA.
A non-GAAP measure calculated as net income attributable to limited partners plus depreciation and amortization expense, interest expense, net of interest income, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity-based compensation, change in fair value of derivatives not designated as hedging instruments, certain other non-cash gains and losses (including gains and losses on sales of assets and write-downs of materials and supplies) and impairments, less the noncontrolling interest allocable to Adjusted EBITDA.

Adjusted interest expense.
A non-GAAP measure calculated as interest expense plus interest income, amortization of premium on long-term debt and capitalized interest on expansion capital, less amortization of debt costs and discount on long-term debt.

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

Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
GAAP.	Generally accepted accounting principles in the United States.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
Gross margin.	A non-GAAP measure calculated as Total revenues minus Cost of natural gas and natural gas liquids, excluding depreciation and amortization.
ICE.	Intercontinental Exchange.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
LIBOR.	London Interbank Offered Rate.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
Moody’s.	Moody’s Investor Services.
MRT.
Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.

NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.
NYMEX.	New York Mercantile Exchange.
NYSE.	New York Stock Exchange.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries.
Partnership.	Enable Midstream Partners, LP, and its subsidiaries.
Partnership Agreement.	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of November 14, 2017.
PHMSA.	Pipeline and Hazardous Materials Safety Administration.
Revolving Credit Facility.	$1.75 billion senior unsecured revolving credit facility.
S&P.	Standard & Poor’s Rating Services.
SCOOP.	South Central Oklahoma Oil Province.
SEC.	Securities and Exchange Commission.
Series A Preferred Units.	10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in the Partnership.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 13)):
Product sales	$393	$501	$836	$944
Service revenues	342	304	694	609
Total Revenues	735	805	1,530	1,553
Cost and Expenses (including expenses from affiliates (Note 13)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	317	444	695	819
Operation and maintenance	99	97	202	191
General and administrative	25	26	51	53
Depreciation and amortization	110	96	215	192
Taxes other than income tax	17	16	35	33
Total Cost and Expenses	568	679	1,198	1,288
Operating Income	167	126	332	265
Other Income (Expense):
Interest expense	(48)	(36)	(94)	(69)
Equity in earnings of equity method affiliate	4	7	7	13
Other, net	1	(2)	1	—
Total Other Expense	(43)	(31)	(86)	(56)
Income Before Income Tax	124	95	246	209
Income tax benefit	—	—	(1)	—
Net Income	$124	$95	$247	$209
Less: Net income attributable to noncontrolling interest	—	—	1	—
Net Income Attributable to Limited Partners	$124	$95	$246	$209
Less: Series A Preferred Unit distributions (Note 7)	9	9	18	18
Net Income Attributable to Common Units (Note 6)	$115	$86	$228	$191

Basic earnings per unit (Note 6)
Common units	$0.26	$0.20	$0.52	$0.44
Diluted earnings per unit (Note 6)
Common units	$0.26	$0.20	$0.52	$0.44

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Net income	$124	$95	$247	$209
Other comprehensive loss:
Unrealized losses on derivative instruments	(3)	—	(3)	—
Reclassification of derivative losses to net income	—	—	—	—
Other comprehensive loss	(3)	—	(3)	—
Comprehensive income	121	95	244	209
Less: Comprehensive income attributable to noncontrolling interest	—	—	1	—
Comprehensive income attributable to Limited Partners	$121	$95	$243	$209

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018

	(In millions)
Current Assets:
Cash and cash equivalents	$9	$8
Restricted cash	1	14
Accounts receivable, net of allowance for doubtful accounts (Note 1)	229	290
Accounts receivable—affiliated companies	20	19
Inventory	46	50
Gas imbalances	26	29
Other current assets	45	39
Total current assets	376	449
Property, Plant and Equipment:
Property, plant and equipment	13,102	12,899
Less accumulated depreciation and amortization	2,197	2,028
Property, plant and equipment, net	10,905	10,871
Other Assets:
Intangible assets, net	632	663
Goodwill	98	98
Investment in equity method affiliate	308	317
Other	90	46
Total other assets	1,128	1,124
Total Assets	$12,409	$12,444
Current Liabilities:
Accounts payable	$148	$288
Accounts payable—affiliated companies	3	4
Current portion of long-term debt	254	500
Short-term debt	681	649
Taxes accrued	40	31
Gas imbalances	18	22
Other	126	121
Total current liabilities	1,270	1,615
Other Liabilities:
Accumulated deferred income taxes, net	4	5
Regulatory liabilities	24	23
Other	79	54
Total other liabilities	107	82
Long-Term Debt	3,473	3,129
Commitments and Contingencies (Note 14)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at June 30, 2019 and December 31, 2018)	362	362
Common units (435,073,301 issued and outstanding at June 30, 2019 and 433,232,411 issued and outstanding at December 31, 2018, respectively)	7,163	7,218
Accumulated other comprehensive loss	(3)	—
Noncontrolling interest	37	38
Total Partners’ Equity	7,559	7,618
Total Liabilities and Partners’ Equity	$12,409	$12,444

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(In millions)
Cash Flows from Operating Activities:
Net income	$247	$209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215	192
Deferred income taxes	(1)	—
Loss on sale/retirement of assets	2	—
Equity in earnings of equity method affiliate	(7)	(13)
Return on investment in equity method affiliate	7	13
Equity-based compensation	9	8
Amortization of debt costs and discount (premium)	—	(1)
Changes in other assets and liabilities:
Accounts receivable, net	58	(9)
Accounts receivable—affiliated companies	(1)	(3)
Inventory	4	(2)
Gas imbalance assets	3	8
Other current assets	(3)	(15)
Other assets	6	(5)
Accounts payable	(111)	(19)
Accounts payable—affiliated companies	(1)	—
Gas imbalance liabilities	(4)	4
Other current liabilities	15	22
Other liabilities	(11)	16
Net cash provided by operating activities	427	405
Cash Flows from Investing Activities:
Capital expenditures	(252)	(375)
Proceeds from sale of assets	—	8
Proceeds from insurance	—	1
Return of investment in equity method affiliate	9	8
Other, net	(9)	—
Net cash used in investing activities	(252)	(358)
Cash Flows from Financing Activities:
Increase (decrease) in short-term debt	32	(78)
Proceeds from long-term debt, net of issuance costs	850	787
Repayment of long-term debt	(500)	(450)
Repayment of Revolving Credit Facility	(250)	—
Distributions	(296)	(295)
Cash paid for employee equity-based compensation	(23)	(9)
Net cash used in financing activities	(187)	(45)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(12)	2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	19
Cash, Cash Equivalents and Restricted Cash at End of Period	$10	$21

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2018	15	$362	433	$7,218	$—	$38	$7,618
Net income	—	9	—	113	—	1	123
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	2	(10)	—	—	(10)
Balance as of March 31, 2019	15	$362	435	$7,183	$—	$38	$7,583
Net income	—	9	—	115	—	—	124
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of June 30, 2019	15	$362	435	$7,163	$(3)	$37	$7,559

	Six Months Ended June 30, 2018
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2017	15	$362	433	$7,280	$—	$12	$7,654
Net income	—	9	—	105	—	—	114
Distributions	—	(9)	—	(139)	—	(1)	(149)
Balance as of March 31, 2018	15	$362	433	$7,246	$—	$11	$7,619
Net income	—	9	—	86	—	—	95
Distributions	—	(9)	—	(137)	—	—	(146)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of June 30, 2018	15	$362	433	$7,198	$—	$11	$7,571

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

As of June 30, 2019, CenterPoint Energy held approximately 53.8% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.5% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of June 30, 2019, the Partnership owned a 50% interest in SESH. See Note 8 for further discussion of SESH. For the six months ended June 30, 2019, the Partnership held a 50% ownership in Atoka and consolidated Atoka in its Condensed Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, beginning November 1, 2018 through June 30, 2019, the Partnership owned a 60% interest in ESCP, which is consolidated in its Condensed Consolidated Financial Statements as EOCS acted as the managing member of ESCP and had control over the operations of ESCP.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, we evaluate our customers’ financial strength based on aging of accounts receivable, payment history, and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to credit losses, the aging of receivables, specific customer circumstances that may impact their ability to pay the amounts due and current and forecasted economic conditions over the assets contractual lives. Based on this review, management determined that a $3 million and $2 million allowance for doubtful accounts was required at June 30, 2019 and December 31, 2018, respectively.

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for the intrastate pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded write-downs to net realizable value related to natural gas and natural gas liquids inventory of $5 million and zero during the three months ended June 30, 2019 and 2018, respectively, and $6 million and $3 million during the six months ended June 30, 2019 and 2018, respectively.

(2) New Accounting Pronouncements

Accounting Standards to be Adopted in Future Periods

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard requires entities to measure all expected credit losses of financial assets held at a reporting date based on historical experience, current conditions, and reasonable and supportable forecasts in order to record credit losses in a more timely manner. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Partnership expects to adopt this standard in the first quarter of 2020 and does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

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

Fair Value Measurement—Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which focuses on improving the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The standard is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Partnership expects to adopt this standard in the first quarter of 2020 and continues to evaluate the other impacts of the new standards on our Condensed Consolidated Financial Statements and related disclosures.

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement. ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for interim and annual periods beginning after December 15, 2019. The Partnership does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

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

Codification Improvements

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The standard is effective for interim and annual periods beginning after December 15, 2019. The Partnership does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

(3) Revenues

The following tables disaggregate total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$94	$108	$(95)	$107
Natural gas liquids	237	5	(5)	237
Condensate	33	—	—	33
Total revenues from natural gas, natural gas liquids, and condensate	364	113	(100)	377
Gain on derivative activity	15	1	—	16
Total Product sales	$379	$114	$(100)	$393
Service revenues:
Demand revenues	$68	$123	$—	$191
Volume-dependent revenues	140	15	(4)	151
Total Service revenues	$208	$138	$(4)	$342
Total Revenues	$587	$252	$(104)	$735

	Three Months Ended June 30, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$106	$143	$(107)	$142
Natural gas liquids	336	6	(6)	336
Condensate	37	—	—	37
Total revenues from natural gas, natural gas liquids, and condensate	479	149	(113)	515
Loss on derivative activity	(14)	—	—	(14)
Total Product sales	$465	$149	$(113)	$501
Service revenues:
Demand revenues	$52	$113	$—	$165
Volume-dependent revenues	124	15	—	139
Total Service revenues	$176	$128	$—	$304
Total Revenues	$641	$277	$(113)	$805

	Six Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$222	$270	$(236)	$256
Natural gas liquids	507	11	(11)	507
Condensate	67	—	—	67
Total revenues from natural gas, natural gas liquids, and condensate	796	281	(247)	830
Gain on derivative activity	6	—	—	6
Total Product sales	$802	$281	$(247)	$836
Service revenues:
Demand revenues	$128	$254	$—	$382
Volume-dependent revenues	287	33	(8)	312
Total Service revenues	$415	$287	$(8)	$694
Total Revenues	$1,217	$568	$(255)	$1,530

	Six Months Ended June 30, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$212	$274	$(216)	$270
Natural gas liquids	615	13	(13)	615
Condensate	73	—	—	73
Total revenues from natural gas, natural gas liquids, and condensate	900	287	(229)	958
Gain (loss) on derivative activity	(17)	2	1	(14)
Total Product sales	$883	$289	$(228)	$944
Service revenues:
Demand revenues	$102	$233	$—	$335
Volume-dependent revenues	247	34	(7)	274
Total Service revenues	$349	$267	$(7)	$609
Total Revenues	$1,232	$556	$(235)	$1,553

Accounts Receivable

The table below summarizes the change in accounts receivable for the six months ended June 30, 2019.

	June 30, 2019	December 31, 2018

	(In millions)
Accounts Receivable:
Customers	$229	$297
Contract assets (1)	6	6
Non-customers	14	6
Total Accounts Receivable (2)	$249	$309
____________________

(1)
Contract assets reflected in Total Accounts Receivable include accrued minimum volume commitments. Contract assets are primarily attributable to revenues associated with estimated shortfall volumes on certain annual minimum volume commitment arrangements. Total Accounts Receivable does not include $5 million of contracts assets related to firm service transportation contracts with tiered rates, which are reflected in Other Assets.

(2)	Total Accounts Receivable includes Accounts receivables, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment. The table below summarizes the change in the contract liabilities for the six months ended June 30, 2019:

	June 30, 2019	December 31, 2018	Amounts recognized in revenues

	(In millions)
Deferred revenues	$49	$48	$21

The table below summarizes the timing of recognition of these contract liabilities as of June 30, 2019:

	2019	2020	2021	2022	2023 and After
	(In millions)
Deferred revenues	$23	$6	$5	$5	$10

Remaining Performance Obligations

Our remaining performance obligations consist primarily of firm arrangements and minimum volume commitment arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as Service revenues in the Condensed Consolidated Statements of Income. The table below summarizes the timing of recognition of the remaining performance obligations as of June 30, 2019:

	2019	2020	2021	2022	2023 and After
	(In millions)
Transportation and Storage	$239	$397	$220	$166	$806
Gathering and Processing	125	164	136	138	460
Total remaining performance obligations	$364	$561	$356	$304	$1,266

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

Our lease obligations are primarily comprised of rentals of field equipment and buildings, which are recorded as Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income. Other than the contractual terms for each lease obligation, the key inputs for our calculations of the initial right-of-use assets and corresponding lease liabilities are the expected remaining life and applicable discount rate. Field equipment has an expected lease term of three to five years, with contractual base terms of one to three years followed by month-to-month renewals. Field equipment rental arrangements do not generally contain any significant variable lease payments. While certain arrangements may include lower standby rates, field equipment is generally anticipated to be in use for all of its expected lease term. Buildings have an expected lease term of seven to ten years, which is currently the same as the contractual base term. Building rental arrangements contain market-based renewal options of up to 15 years. Variable lease payments for buildings are generally comprised of costs for utilities, maintenance and building management services. There are no variable lease payments due under building rental arrangements until July 1, 2019, after which amounts will be due monthly. The Partnership is generally not aware of the implicit rate for either field equipment or building rental arrangements, so discount rates are based upon the expected term of each arrangement and the Partnership’s uncollateralized borrowing rate associated with the expected term at the time of lease inception. As of June 30, 2019, the weighted average remaining lease term is four years and the weighted average discount rate is 5.55%.

As of June 30, 2019, we have right-of-use assets of $38 million recorded as Other Assets, $11 million of corresponding obligations recorded as Other Current Liabilities and $30 million of corresponding obligations recorded as Other Liabilities on the Partnership’s Condensed Consolidated Balance Sheet. All lease obligations outstanding during the three and six months ended June 30, 2019 were classified as operating leases, therefore all cash flows are reflected in Cash Flows from Operating Activities. Rental costs associated with field equipment and buildings were $5 million and $2 million during the three months ended June 30, 2019, respectively, and $12 million and $4 million during the six months ended June 30, 2019, respectively.

The table below summarizes lease expense for the three and six month periods ended June 30, 2019:

	Three Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Expense:
Lease Cost:
Operating lease cost	$3	$—	$3
Short-term lease cost	4	—	4
Total Lease Cost	$7	$—	$7

	Six Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Expense:
Lease Cost:
Operating lease cost	$5	$—	$5
Short-term lease cost	10	1	11
Total Lease Cost	$15	$1	$16

Under ASC 842, as of June 30, 2019, the Partnership has operating lease obligations expiring at various dates. The $16 million difference between undiscounted cash flows for operating leases and our $41 million of lease obligations is due to the impact of the applicable discount rate. Undiscounted cash flows for operating lease liabilities are as follows:

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024 and After	Total

	(In millions)
Noncancellable operating leases	$11	$12	$7	$6	$6	$15	$57

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

(6) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions, except per unit data)
Net income	$124	$95	$247	$209
Net income attributable to noncontrolling interest	—	—	1	—
Series A Preferred Unit distributions	9	9	18	18
General partner interest in net income	—	—	—	—
Net income available to common unitholders	$115	$86	$228	$191

Net income allocable to common units	$115	$86	$228	$191
Dilutive effect of Series A Preferred Unit distributions	—	—	—	—
Diluted net income allocable to common units	$115	$86	$228	$191

Basic earnings per unit
Common units	$0.26	$0.20	$0.52	$0.44

Basic weighted average number of common units outstanding (1)	437	435	436	434
Dilutive effect of Series A Preferred Units	—	—	—	—
Dilutive effect of performance units	—	1	—	1
Diluted weighted average number of common units outstanding	437	436	436	435

Diluted earnings per unit
Common units	$0.26	$0.20	$0.52	$0.44

____________________

(1)	Basic weighted average number of outstanding common units includes approximately one million time-based phantom units for each of the three and six months ended June 30, 2019 and 2018, respectively.

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

The Partnership paid or has authorized payment of the following cash distributions to common unitholders, as applicable, during 2018 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2019 (1)	August 20, 2019	August 27, 2019	$0.3305	$144
March 31, 2019	May 21, 2019	May 29, 2019	0.318	138
December 31, 2018	February 19, 2019	February 26, 2019	0.318	138
September 30, 2018	November 16, 2018	November 29, 2018	0.318	138
June 30, 2018	August 21, 2018	August 28, 2018	0.318	138
March 31, 2018	May 22, 2018	May 29, 2018	0.318	138
_____________________

(1)
The Board of Directors declared this $0.3305 per common unit cash distribution on August 2, 2019, to be paid on August 27, 2019 to common unitholders of record at the close of business on August 20, 2019.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2018 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2019	August 2, 2019	August 14, 2019	$0.625	$9
March 31, 2019	April 29, 2019	May 15, 2019	0.625	9
December 31, 2018	February 8, 2019	February 14, 2019	0.625	9
September 30, 2018	November 6, 2018	November 14, 2018	0.625	9
June 30, 2018	August 1, 2018	August 14, 2018	0.625	9
March 31, 2018	May 1, 2018	May 15, 2018	0.625	9
_____________________

(1)
The Board of Directors declared a $0.625 per Series A Preferred Unit cash distribution on August 2, 2019, to be paid on August 14, 2019, to Series A Preferred unitholders of record at the close of business on August 2, 2019.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. During the six months ended June 30, 2019 and 2018, the Partnership did not issue common units under the ATM Program. As of June 30, 2019, $197 million of common units remained available for issuance through the ATM Program.

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

The Partnership shares operations of SESH with Enbridge, Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $7 million and $6 million during the three months ended June 30, 2019 and 2018, respectively, and $10 million and $8 million during the six months ended June 30, 2019 and 2018, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018.

SESH:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Equity in Earnings of Equity Method Affiliate	$4	$7	$7	$13
Distributions from Equity Method Affiliate (1)	$4	$8	$16	$21
___________________

(1)
Distributions from equity method affiliate includes a $4 million and $7 million return on investment and a zero and $1 million return of investment for the three months ended June 30, 2019 and 2018, respectively. Distributions from equity method affiliate includes a $7 million and $13 million return on investment and a $9 million and $8 million return of investment for the six months ended June 30, 2019 and 2018, respectively.

Summarized financial information of SESH:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Income Statements:
Revenues	$27	$28	$54	$56
Operating income	$11	$16	$22	$33
Net income	$7	$13	$14	$25

(9) Debt

The following table presents the Partnership’s outstanding debt as of June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Outstanding Principal	Premium (Discount)	Total Debt	Outstanding Principal	Premium (Discount)	Total Debt

	(In millions)
Commercial Paper	$681	$—	$681	$649	$—	$649
Revolving Credit Facility	—	—	—	250	—	250
2019 Term Loan Agreement	850	—	850	—	—	—
2019 Notes	—	—	—	500	—	500
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(2)	698	700	(2)	698
2028 Notes	800	(6)	794	800	(6)	794
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	4	254	250	7	257
Total debt	$4,431	$(4)	$4,427	$4,299	$(1)	$4,298
Less: Short-term debt (1)			681			649
Less: Current portion of long-term debt (2)			254			500
Less: Unamortized debt expense (3)			19			20
Total long-term debt			$3,473			$3,129
____________________

(1)	Short-term debt includes $681 million and $649 million of outstanding commercial paper as of June 30, 2019 and December 31, 2018, respectively.

(2)
As of June 30, 2019, Current portion of long-term debt included $254 million outstanding balance of the EOIT Senior Notes due March 15, 2020. As of December 31, 2018, Current portion of long-term debt included $500 million outstanding balance of the 2019 Notes due May 15, 2019.

(3)
As of June 30, 2019 and December 31, 2018, there was an additional $5 million and $6 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other assets, not included above.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $681 million and $649 million outstanding under our commercial paper program at June 30, 2019 and December 31, 2018, respectively. The weighted average interest rate for the outstanding commercial paper was 3.25% as of June 30, 2019.

Revolving Credit Facility

On April 6, 2018, the Partnership amended and restated its Revolving Credit Facility. As amended and restated, the Revolving Credit Facility is a $1.75 billion, 5-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of June 30, 2019, there were no principal advances and $3 million in letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated credit ratings from S&P, Moody’s and Fitch Ratings. As of June 30, 2019, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s credit ratings. As of June 30, 2019, the commitment fee under the restated Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

2019 Term Loan Agreement

On January 29, 2019, the Partnership entered into an unsecured term loan agreement, providing for up to $1 billion in advances with Bank of America, N.A., as administrative agent, and the several lenders thereto. The 2019 Term Loan Agreement has a scheduled maturity date of January 29, 2022, but contains an option, which may be exercised up to two times, to extend the maturity date for an additional one-year term. As of June 30, 2019, there is a principal advance of $850 million outstanding under the 2019 Term Loan Agreement, and a delayed-draw feature permits the Partnership to borrow up to an additional $150 million within 180 days of the closing date, subject to the terms and conditions of the 2019 Term Loan Agreement. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s credit ratings. The applicable margin shall equal, (1) in the case of interest rates determined by reference to the eurodollar rate, between 0.75% and 1.50% per annum and (2) in the case of interest rates determined by reference to the alternate base rate, between 0% and 0.50% per annum. As of June 30, 2019, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. As of June 30, 2019, the weighted average interest rate of the 2019 Term Loan Agreement was 3.62%.

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

The 2019 Term Loan Agreement also contains covenants that restrict the Partnership and certain of its subsidiaries in respect of, among other things, mergers and consolidations, sales of all or substantially all assets, incurrence of subsidiary indebtedness, incurrence of liens, transactions with affiliates, designation of subsidiaries as Excluded Subsidiaries (as defined in the 2019 Term Loan Agreement), restricted payments, changes in the nature of their respective business and entering into certain restrictive agreements. The 2019 Term Loan Agreement is subject to acceleration upon the occurrence of certain defaults, including, among others, payment defaults on such facility, breach of representations, warranties and covenants, acceleration of indebtedness (other than intercompany and non-recourse indebtedness) of $100 million or more in the aggregate, change of control, nonpayment of uninsured judgments in excess of $100 million, and the occurrence of certain ERISA and bankruptcy events, subject, where applicable, to specified cure periods.

Senior Notes

As of June 30, 2019, the Partnership’s debt included the 2024 Notes, 2027 Notes, 2028 Notes and 2044 Notes, which had $8 million of unamortized discount and $19 million of unamortized debt expense at June 30, 2019, resulting in effective interest rates of 4.01%, 4.57%, 5.20% and 5.08%, respectively, during the six months ended June 30, 2019. In May 2019, the Partnership’s 2019 Notes matured and were paid using proceeds from the 2019 Term Loan Agreement.

As of June 30, 2019, the Partnership’s debt included EOIT’s Senior Notes. The EOIT Senior Notes had $4 million of unamortized premium at June 30, 2019, resulting in an effective interest rate of 3.81% during the six months ended June 30, 2019.

As of June 30, 2019, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

(10) Derivative Instruments and Hedging Activities

The Partnership is exposed to certain risks relating to its ongoing business operations. The primary risks managed using derivative instruments are commodity price and interest rate risks. The Partnership is also exposed to credit risk in its business operations.

Commodity Price Risk

The Partnership uses forward physical contracts, commodity price swap contracts and commodity price option features to manage its commodity price risk exposures. Commodity derivative instruments used by the Partnership are as follows:

•	NGL put options, NGL futures and swaps, and WTI crude oil futures, swaps and swaptions are used to manage the Partnership’s NGL and condensate exposure associated with its processing agreements;

•
natural gas futures and swaps, natural gas options, natural gas swaptions and natural gas commodity purchases and sales are used to manage the Partnership’s natural gas price exposure associated with its gathering, processing, transportation and storage assets, contracts and asset management activities.

Normal purchases and normal sales contracts are not recorded in Other Assets or Liabilities in the Condensed Consolidated Balance Sheets and earnings are recognized and recorded in the period in which physical delivery of the commodity occurs. Management applies normal purchases and normal sales treatment to: (i) commodity contracts for the purchase and sale of natural gas used in or produced by the Partnership’s operations and (ii) commodity contracts for the purchase and sale of NGLs produced by its gathering and processing business.

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

As of June 30, 2019 and December 31, 2018, the Partnership had no commodity derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

Interest Rate Risk

The Partnership uses interest rate swap contracts to manage its interest rate risk exposures. The Partnership recognizes its interest rate derivative instruments as Other Assets or Liabilities in the Condensed Consolidated Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement. The Partnership’s interest rate swap contracts are designated as cash flow hedging instruments for accounting purposes. For interest rate derivative instruments designated as cash flow hedging instruments, the gain or loss on the derivative is recognized currently in Accumulated other comprehensive loss and will be reclassified to Interest expense in the same period the hedged transaction affects earnings. As of June 30, 2019, the Partnership had no interest rate derivative instruments that were designated as fair value hedges for accounting purposes. As of December 31, 2018, the Partnership had no outstanding interest rate derivative instruments.

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

Derivatives Not Designated as Hedging Instruments

Derivative instruments not designated as hedging instruments for accounting purposes are utilized to manage its exposure to commodity price risk. For derivative instruments not designated as hedging instruments, the gain or loss on the derivative is recognized currently in earnings.

Quantitative Disclosures Related to Derivative Instruments Not Designated as Hedging Instruments

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

As of June 30, 2019 and December 31, 2018, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	June 30, 2019		December 31, 2018
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	12	25	16	28
Financial basis futures/swaps	13	41	18	29
Financial swaptions (3)	—	3	—	1
Physical purchases/sales	—	9	—	11
Crude oil (for condensate)— MBbl (2)
Financial futures/swaps	—	765	—	945
Financial swaptions (3)	—	30	—	30
Natural gas liquids— MBbl (4)
Financial futures/swaps	1,980	2,370	270	2,535
____________________

(1)
As of June 30, 2019, 78.3% of the natural gas contracts had durations of one year or less and 21.7% had durations of more than one year and less than two years. As of December 31, 2018, 74.0% of the natural gas contracts had durations of one year or less, 24.2% had durations of more than one year and less than two years and 1.8% had durations of more than two years.

(2)
As of June 30, 2019, 84.9% of the crude oil (for condensate) contracts had durations of one year or less and 15.1% had durations of more than one year and less than two years. As of December 31, 2018, 76.9% of the crude oil (for condensate) contracts had durations of one year or less and 23.1% had durations of more than one year and less than two years.

(3)
The notional contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional quantity hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.

(4)
As of June 30, 2019, 93.8% of the natural gas liquids contracts had durations of one year or less and 6.2% had durations of more than one year and less than two years. As of December 31, 2018, 86.1% of the natural gas liquid contracts had durations of one year or less and 13.9% had durations of more than one year and less than two years.

Derivatives Designated as Hedging Instruments

Derivative instruments designated as hedging instruments for accounting purposes are utilized in managing the Partnership’s interest rate risk exposures.

Quantitative Disclosures Related to Derivative Instruments Designated as Hedging Instruments

The majority of derivative instruments designated as hedges for accounting purposes are interest rate derivative instruments priced on monthly interest rates.

As of June 30, 2019 and December 31, 2018, the Partnership had the following derivative instruments that were designated as hedging instruments for accounting purposes:

	June 30, 2019	December 31, 2018
	Gross Notional Value
	(In millions)
Interest rate swaps	$200	$—

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 that were not designated as hedging instruments for accounting purposes are as follows:

		June 30, 2019		December 31, 2018
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$11	$6	$3	$5
Financial futures/swaps	Other	—	2	—	2
Physical purchases/sales	Other Current	4	—	3	—
Physical purchases/sales	Other	2	—	4	—
Crude oil (for condensate)
Financial futures/swaps	Other Current	2	9	9	3
Financial futures/swaps	Other	—	5	2	—
Natural gas liquids
Financial futures/swaps	Other Current	23	5	10	1
Financial futures/swaps	Other	6	—	2	—
Total gross commodity derivatives (1)		$48	$27	$33	$11
_____________________

(1)	See Note 11 for a reconciliation of the Partnership’s commodity derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 that were designated as hedging instruments for accounting purposes are as follows:

		June 30, 2019		December 31, 2018
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Interest rate swaps	Other Current	$—	$1	$—	$—
Interest rate swaps	Other	—	2	—	—
Total gross interest rate derivatives (1)		$—	$3	$—	$—
_____________________

(1)	All interest rate derivative instruments that were designated as cash flow hedges are considered Level 2 as of June 30, 2019.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018:

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Natural gas
Financial futures/swaps (losses) gains	$9	$(1)	$8	$(5)
Physical purchases/sales gains	1	2	—	5
Crude oil (for condensate)
Financial futures/swaps losses	(10)	(6)	(21)	(10)
Natural gas liquids
Financial futures/swaps (losses) gains	16	(9)	19	(4)
Interest Rates
Financial futures/swaps (losses) gains	—	—	—	—
Total	$16	$(14)	$6	$(14)

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended June 30, 2019 and 2018, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Change in fair value of commodity derivatives	$11	$(10)	$(1)	$(12)
Realized gain (loss) on commodity derivatives	5	(4)	7	(2)
Gain (loss) on commodity derivative activity	$16	$(14)	$6	$(14)

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s or S&P were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of June 30, 2019, under these obligations, the Partnership has posted no cash collateral related to NGL swaps and crude swaps and swaptions and no additional collateral would be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating. In certain situations where the Partnership’s credit rating is lowered by Moody’s or S&P, the Partnership could be subject to an early termination event related to certain derivative instruments, which could result in a cash settlement of the instruments at market values on the date of such early termination.

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

Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. Fair value assets and liabilities that are generally included in this category are derivatives with fair values based on inputs from actively quoted markets. Instruments classified as Level 2 generally include over-the-counter natural gas swaps, natural gas swaptions, natural gas basis swaps and natural gas purchase and sales transactions in markets such that the pricing is closely related to the NYMEX or the ICE pricing, over-the-counter WTI crude oil swaps and swaptions for condensate sales, and over-the-counter interest rate swaps traded in observable markets with less volume and transaction frequency than active markets. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements.

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

The Partnership utilizes the market approach in determining the fair value of its derivative positions by using either NYMEX, ICE or WTI published market prices, independent broker pricing data or broker/dealer valuations. The valuations of derivatives with pricing based on NYMEX or ICE published market prices may be considered Level 1 if they are settled through a NYMEX or ICE clearing broker account with daily margining. Over-the-counter derivatives with NYMEX, ICE or WTI based prices are considered Level 2 due to the impact of counterparty credit risk. Valuations based on independent broker pricing or broker/dealer valuations may be classified as Level 2 only to the extent they may be validated by an additional source of independent market data for an identical or closely related active market. Certain derivatives with option features may be classified as Level 2 if valued using an industry standard Black-Scholes option pricing model that contain observable inputs in the marketplace throughout the term of the derivative instrument. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, contracts are valued using internally developed methodologies that consider historical relationships among various quoted prices in active markets that result in management’s best estimate of fair value. These contracts are classified as Level 3. As of June 30, 2019, there were no contracts classified as Level 3.

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three and six months ended June 30, 2019, there were no transfers between levels.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$250	$250
2019 Term Loan Agreement (Level 2)	850	850	—	—
2019 Notes (Level 2)	—	—	500	497
2024 Notes (Level 2)	600	609	600	571
2027 Notes (Level 2)	698	703	698	642
2028 Notes (Level 2)	794	837	794	764
2044 Notes (Level 2)	550	511	550	445
EOIT Senior Notes (Level 2)	254	256	257	256
____________________

(1)
Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $681 million and $649 million of commercial paper was outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of June 30, 2019, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

As of June 30, 2019, the Partnership’s Level 2 interest rate derivatives are recorded as liabilities with no netting adjustments. The following tables summarize the Partnership’s other assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

June 30, 2019	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$10	$21	$—	$—
Significant other observable inputs (Level 2)	38	6	13	7
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	48	27	13	7
Netting adjustments	(27)	(27)	—	—
Total	$21	$—	$13	$7

December 31, 2018	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$4	$9	$—	$—
Significant other observable inputs (Level 2)	29	2	18	17
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	33	11	18	17
Netting adjustments	(9)	(9)	—	—
Total	$24	$2	$18	$17
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of June 30, 2019 and December 31, 2018.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $13 million and $11 million at June 30, 2019 and December 31, 2018, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $11 million and $5 million at June 30, 2019 and December 31, 2018, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(12) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Six Months Ended June 30,
	2019	2018

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$95	$65
Income taxes, net of refunds	1	1
Non-cash transactions:
Accounts payable related to capital expenditures	31	42
Lease liabilities arising from the application of ASC 842	42	—

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2019	2018

	(In millions)
Cash and cash equivalents	$9	$7
Restricted cash	1	14
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$10	$21

During the six months ended June 30, 2019, Restricted cash decreased $13 million due to the release of cash collateral which was provided as credit assurance by a third party.

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

The Partnership’s revenues from affiliated companies accounted for 5% and 4% of total revenues during the three months ended June 30, 2019 and 2018, respectively, and 6% and 5% of total revenues during the six months ended June 30, 2019 and 2018, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$23	$24	$56	$57
Natural gas product sales — CenterPoint Energy	3	2	4	8
Gas transportation and storage service revenues — OGE Energy	13	9	26	18
Natural gas product sales — OGE Energy	—	1	1	2
Total revenues — affiliated companies	$39	$36	$87	$85

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$—	$—	$2
Cost of natural gas purchases — OGE Energy	7	5	13	8
Total cost of natural gas purchases — affiliated companies	$7	$5	$13	$10

Seconded employees and corporate services

As of June 30, 2019, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to a cap of $5 million in 2019 and thereafter, unless and until secondment is terminated.

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

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Corporate Services — CenterPoint Energy	$—	$—	$—	$1
Seconded Employee Costs — OGE Energy	5	7	11	15
Corporate Services — OGE Energy	—	1	—	1
Total corporate services and seconded employee costs	$5	$8	$11	$17

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

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer Partners, LP for 400 MMcf/d of deliveries to the Godley Plant in Johnson County, Texas. As of June 30, 2019, the Partnership estimates the remaining associated 10-year minimum volume commitment fee to be $204 million.

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

(15) Equity-Based Compensation

The following table summarizes the Partnership’s equity-based compensation expense for the three and six months ended June 30, 2019 and 2018 related to performance units, restricted units and phantom units for the Partnership’s employees and independent directors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Performance units	$2	$2	$5	$5
Restricted units	—	—	—	1
Phantom units	3	1	4	2
Total compensation expense	$5	$3	$9	$8

The following table presents the assumptions related to the performance share units granted in 2019.

2019
Number of units granted	610,170
Fair value of units granted	$19.95
Expected distribution yield	8.38%
Expected price volatility	34.2%
Risk-free interest rate	2.54%
Expected life of units (in years)	3

The following table presents the number of phantom units granted and the grant date fair value related to the phantom units granted in 2019.

2019
Phantom Units granted	585,733
Fair value of phantom units granted	$14.04 - $15.04

Units Outstanding

A summary of the activity for the Partnership’s performance units and phantom units applicable to the Partnership’s employees at June 30, 2019 and changes during 2019 are shown in the following table.

	Performance Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at December 31, 2018	2,109,835	$14.33	1,447,590	$12.38
Granted (1)	610,170	19.95	585,733	15.02
Vested (2)	(1,113,159)	10.45	(550,426)	8.19
Forfeited	(47,433)	18.65	(47,463)	14.76
Units outstanding at June 30, 2019	1,559,413	$19.17	1,435,434	$14.98
Aggregate intrinsic value of units outstanding at June 30, 2019	$21		$20
_____________________

(1)
Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0% to 200% of the target.

(2)
Performance units vested as of June 30, 2019 include 1,097,846 units from the 2016 annual grant, which were approved by the Board of Directors in 2016 and paid out at 200%, or 2,195,692 units on March 1, 2019, based on the level of achievement of a performance goal established by the Board of Directors over the performance period of January 1, 2016 through December 31, 2018.

Unrecognized Compensation Cost

A summary of the Partnership’s unrecognized compensation cost for its non-vested performance units and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	June 30, 2019
	Unrecognized Compensation Cost (In millions)	Weighted Average Period for Recognition (In years)
Performance Units	$17	1.75
Phantom Units	13	1.77
Total	$30

As of June 30, 2019, there were 6,272,311 units available for issuance under the long-term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended June 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$379	$114	$(100)	$393
Service revenues	208	138	(4)	342
Total Revenues	587	252	(104)	735
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	297	123	(103)	317
Operation and maintenance, General and administrative	75	50	(1)	124
Depreciation and amortization	78	32	—	110
Taxes other than income tax	10	7	—	17
Operating income	$127	$40	$—	$167
Total Assets	$9,881	$5,775	$(3,247)	$12,409
Capital expenditures	$90	$19	$—	$109

Three Months Ended June 30, 2018	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$465	$149	$(113)	$501
Service revenues	176	128	—	304
Total Revenues	641	277	(113)	805
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	411	147	(114)	444
Operation and maintenance, General and administrative	76	47	—	123
Depreciation and amortization	63	33	—	96
Taxes other than income tax	10	6	—	16
Operating income	$81	$44	$1	$126
Total assets as of December 31, 2018	$9,874	$5,805	$(3,235)	$12,444
Capital expenditures	$143	$42	$—	$185
_____________________

(1)
See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and six months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$802	$281	$(247)	$836
Service revenues	415	287	(8)	694
Total Revenues	1,217	568	(255)	1,530
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	657	292	(254)	695
Operation and maintenance, General and administrative	159	95	(1)	253
Depreciation and amortization	152	63	—	215
Taxes other than income tax	21	14	—	35
Operating income	$228	$104	$—	$332
Total Assets	$9,881	$5,775	$(3,247)	$12,409
Capital expenditures	$197	$55	$—	$252

Six Months Ended June 30, 2018	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$883	$289	$(228)	$944
Service revenues	349	267	(7)	609
Total Revenues	1,232	556	(235)	1,553
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	769	286	(236)	819
Operation and maintenance, General and administrative	152	93	(1)	244
Depreciation and amortization	125	67	—	192
Taxes other than income tax	20	13	—	33
Operating income	$166	$97	$2	$265
Total assets as of December 31, 2018	$9,874	$5,805	$(3,235)	$12,444
Capital expenditures	$291	$84	$—	$375
_____________________

(1)
See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and six months ended June 30, 2019 and 2018.

(17) Subsequent Event

On July 26, 2019, the Partnership borrowed an additional $150 million, subject to the terms and conditions of the 2019 Term Loan Agreement. For more information, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

Recent Developments

Our Sponsors

CenterPoint Energy and OGE Energy each own a significant interest in us. In the first quarter of 2016, CenterPoint Energy announced that it was evaluating strategic alternatives for its investment in the Partnership. In the first quarter of 2018, CenterPoint Energy disclosed it had decided not to pursue a sale or spin-off qualifying under Section 355 of the U.S. Internal Revenue Code at that time and that, while a transaction for all its interests in the Partnership was not viable at that time, it may pursue a transaction if it becomes viable in the future. CenterPoint Energy also disclosed that it may reduce its investment in the Partnership through a sale of all or a portion of the Partnership common units it owns in the public equity markets or otherwise, subject to certain limitations. On August 5, 2019, CenterPoint filed Schedule 13D/A that disclosed that it has no intention to reduce its ownership of Common Units in the Partnership and currently plans to hold such Common Units and to utilize any cash distributions received on such Common Units to finance a portion of CenterPoint’s capital expenditure program.

Commercial Update

Transportation and Storage Agreements with CenterPoint Energy

EGT provides natural gas transportation and storage services to CenterPoint Energy's LDCs in Arkansas, Louisiana, Oklahoma and Notheast Texas under a combination of contracts that include the following types of services: firm transportation, firm transportation with seasonal demand, firm storage, no-notice transportation with storage and maximum rate firm transportation. These contracts are in effect through March 31, 2021. CenterPoint’s LDCs have received the required regulatory approvals to extend transportation and storage contracts with EGT. The term for the transportation and storage services provided to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas is expected to be extended beyond March 31, 2021, pursuant to the terms of the approved contracts.

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

MRT did not file a FERC Form No. 501-G because MRT had filed a general NGA Section 4 rate case in June 2018. The rate case proposed, among other things, a general system-wide increase in the maximum tariff rates for all firm and interruptible services offered by MRT, a change in the boundary between the Field and Market zones, a requirement for daily balancing, changes to the Small Customer service rate schedule and an income tax allowance in its cost-of-service rates. In July 2018, FERC issued an order accepting MRT’s proposed rate increases subject to refund upon a final determination of MRT’s rates and ordering MRT to refile its rate case to reflect, the elimination of an income tax allowance in its cost-of-service rates. On August 30, 2018, MRT submitted a supplemental filing to comply with FERC’s order. MRT has appealed FERC’s order to eliminate the income tax allowance in its cost-of-service rates, but we believe that the ordered elimination will have a de minimis impact on MRT’s rates. On February 19, 2019, FERC set MRT’s refiled rate case for hearing, and on June 17, 2019, FERC modified the procedural schedule and set the hearing to begin in January 2020.

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

Results of Operations

The following tables summarize the key components of our results of operations for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$379	$114	$(100)	$393
Service revenues	208	138	(4)	342
Total Revenues	587	252	(104)	735
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	297	123	(103)	317
Gross margin (1)	290	129	(1)	418
Operation and maintenance, General and administrative	75	50	(1)	124
Depreciation and amortization	78	32	—	110
Taxes other than income tax	10	7	—	17
Operating income	$127	$40	$—	$167
Equity in earnings of equity method affiliate	$—	$4	$—	$4

Three Months Ended June 30, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$465	$149	$(113)	$501
Service revenues	176	128	—	304
Total Revenues	641	277	(113)	805
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	411	147	(114)	444
Gross margin (1)	230	130	1	361
Operation and maintenance, General and administrative	76	47	—	123
Depreciation and amortization	63	33	—	96
Taxes other than income tax	10	6	—	16
Operating income	$81	$44	$1	$126
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Six Months Ended June 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$802	$281	$(247)	$836
Service revenues	415	287	(8)	694
Total Revenues	1,217	568	(255)	1,530
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	657	292	(254)	695
Gross margin (1)	560	276	(1)	835
Operation and maintenance, General and administrative	159	95	(1)	253
Depreciation and amortization	152	63	—	215
Taxes other than income tax	21	14	—	35
Operating income	$228	$104	$—	$332
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Six Months Ended June 30, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$883	$289	$(228)	$944
Service revenues	349	267	(7)	609
Total Revenues	1,232	556	(235)	1,553
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	769	286	(236)	819
Gross margin (1)	463	270	1	734
Operation and maintenance, General and administrative	152	93	(1)	244
Depreciation and amortization	125	67	—	192
Taxes other than income tax	20	13	—	33
Operating income	$166	$97	$2	$265
Equity in earnings of equity method affiliate	$—	$13	$—	$13
 _____________________

(1)	Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating Data:
Natural gas gathered volumes—TBtu	420	403	829	788
Natural gas gathered volumes—TBtu/d	4.62	4.43	4.58	4.35
Natural gas processed volumes—TBtu (1)	231	212	460	412
Natural gas processed volumes—TBtu/d (1)	2.54	2.33	2.54	2.27
NGLs produced—MBbl/d (1)(2)	130.10	130.65	134.13	120.44
NGLs sold—MBbl/d (2)(3)	136.34	130.07	138.20	119.79
Condensate sold—MBbl/d	7.60	6.72	7.97	6.84
Crude oil and condensate gathered volumes—MBbl/d	119.34	30.55	113.65	27.70
Transported volumes—TBtu	554	484	1,154	1,005
Transported volumes—TBtu/d	6.04	5.28	6.36	5.53
Interstate firm contracted capacity—Bcf/d	6.38	5.72	6.45	5.89
Intrastate average deliveries—TBtu/d	2.06	1.99	2.19	2.05
 _____________________

(1)	Includes volumes under third-party processing arrangements.

(2)	Excludes condensate.

(3)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anadarko
Gathered volumes—TBtu/d	2.33	2.14	2.34	2.08
Natural gas processed volumes—TBtu/d (1)	2.08	1.91	2.10	1.87
NGLs produced—MBbl/d (1)(2)	112.19	113.75	116.30	104.77
Crude oil and condensate gathered volumes—MBbl/d	79.96	—	78.26	—
Arkoma
Gathered volumes—TBtu/d	0.49	0.56	0.49	0.55
Natural gas processed volumes—TBtu/d (1)	0.10	0.11	0.10	0.10
NGLs produced—MBbl/d (1)(2)	7.02	7.60	6.63	6.29
Ark-La-Tex
Gathered volumes—TBtu/d	1.80	1.73	1.75	1.72
Natural gas processed volumes—TBtu/d	0.36	0.31	0.34	0.30
NGLs produced—MBbl/d (2)	10.89	9.30	11.20	9.38
Williston
Crude oil gathered volumes—MBbl/d	39.38	30.55	35.39	27.70
 _____________________

(1)	Includes volumes under third-party processing arrangements.

(2)	Excludes condensate.

Gathering and Processing

Three months ended June 30, 2019 compared to three months ended June 30, 2018. Our gathering and processing segment reported operating income of $127 million for the three months ended June 30, 2019 compared to operating income of $81 million for the three months ended June 30, 2018. The difference of $46 million in operating income between periods was primarily due to a $60 million increase in gross margin and a $1 million decrease in operation and maintenance and general and administrative expenses. This was partially offset by a $15 million increase in depreciation and amortization during the three months ended June 30, 2019.

Our gathering and processing segment revenues decreased $54 million. The decrease was primarily due to the following:

Product Sales:

•
revenues from NGL sales decreased $96 million primarily due to a decrease in the average realized sales price from lower average market prices for all NGL products and higher volumes subject to fee deductions for NGLs sold under certain third-party processing arrangements, partially offset by higher processed volumes, and

•	revenues from natural gas sales decreased $10 million due to lower average natural gas sales prices, partially offset by higher sales volumes.
These decreases were partially offset by:

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $20 million.
Service Revenues:

•	natural gas gathering revenues increased $17 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins,

•
crude oil, condensate and produced water gathering revenues increased $11 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates,

•
processing service revenues increased $2 million resulting from higher processed volumes in the Anadarko and Ark-La-Tex Basins, partially offset by lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price, and

•	a $2 million increase in intercompany management fees.

Our gathering and processing segment gross margin increased $60 million. The increase was primarily due to the following:

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $20 million,

•	natural gas gathering fees increased $17 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins,

•
crude oil, condensate and produced water gathering revenues increased $11 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates,

•	revenues from NGL sales less the cost of NGLs increased $15 million due to higher processed volumes, partially offset by lower average sales prices,

•
processing service fees increased $2 million resulting from higher processed volumes in the Anadarko and Ark-La-Tex Basins, partially offset by lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price and

•	a $2 million increase in intercompany management fees.
These increases were partially offset by:

•	revenues from natural gas sales less the cost of natural gas decreased approximately $7 million due to lower average natural gas sales prices, partially offset by higher sales volumes.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $1 million. The decrease was primarily due to a $4 million decrease in materials and supplies expense primarily related to lower chemical costs and a $1 million decrease in equipment rentals due to a decrease in compressor rentals. These were partially offset by a $2 million increase in payroll-related costs, a $1 million increase in insurance expense as a result of additional assets in service and a $1 million increase due to lower capitalized overhead costs.

Our gathering and processing segment depreciation and amortization increased $15 million primarily due to $5 million of amortization of customer intangibles acquired as part of the acquisition of EOCS in the fourth quarter of 2018, a $5 million increase in depreciation related to other additional assets placed in service and an increase in depreciation of $5 million from the implementation of new rates from the 2019 depreciation study.

Six months ended June 30, 2019 compared to six months ended June 30, 2018. Our gathering and processing segment reported operating income of $228 million for the six months ended June 30, 2019 compared to operating income of $166 million for the six months ended June 30, 2018. The difference of $62 million in operating income between periods was primarily due to a $97 million increase in gross margin. This was partially offset by a $7 million increase in operation and maintenance and general and administrative expenses, a $27 million increase in depreciation and amortization and a $1 million increase in taxes other than income tax during the six months ended June 30, 2019.

Our gathering and processing segment revenues decreased $15 million. The decrease was primarily due to the following:
Product Sales:

•
revenues from NGL sales decreased $102 million primarily due to a decrease in the average realized sales price from lower average market prices for all NGL products other than ethane and higher volumes subject to fee deductions for NGLs sold under certain third-party processing arrangements, partially offset by higher processed volumes.

This decrease was partially offset by:

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $9 million, and

•	revenues from natural gas sales increased $12 million due to higher sales volumes, partially offset by lower average natural gas sales prices.
Service Revenues:

•	natural gas gathering revenues increased $42 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins,

•
crude oil, condensate and produced water gathering revenues increased $18 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates,

•
processing service revenues increased $5 million resulting from higher processed volumes in the Anadarko and Ark-La-Tex Basins, partially offset by lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price and

•	a $1 million increase in intercompany management fees.

Our gathering and processing segment gross margin increased $97 million. The increase was primarily due to the following:

•	natural gas gathering fees increased $42 million due to higher fees and gathered volumes in the Anadarko and Ark-La-Tex Basins,

•	revenues from NGL sales less the cost of NGLs increased $26 million due to higher processed volumes, partially offset by lower average sales prices for all NGL products other than ethane,

•
crude oil, condensate and produced water gathering revenues increased $18 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates,

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $9 million,

•
processing service fees increased $5 million resulting from higher processed volumes in the Anadarko and Ark-La-Tex Basins, partially offset by lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price, and

•	a $1 million increase in intercompany management fees.
These increases were partially offset by:

•	revenues from natural gas sales less the cost of natural gas decreased approximately $4 million due to lower average natural gas sales prices, partially offset by higher sales volumes.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $7 million. The increase was primarily due to a $4 million increase in payroll-related costs, a $2 million increase in maintenance on treating plants as a result of increased activity on our Ark-La-Tex assets, a $2 million increase in utilities and insurance as a result of additional assets in service, a $1 million increase in compressor rental expenses due to increased rental units and a $1 million increase in due to lower capitalized overhead costs. These increases were partially offset by a $3 million decrease in materials and supplies expense primarily related to lower chemical costs.

Our gathering and processing segment depreciation and amortization increased $27 million primarily due to $10 million of amortization of customer intangibles acquired as part of the acquisition of EOCS in the fourth quarter of 2018, a $6 million increase in depreciation related to other additional assets placed in service and an increase of $11 million in depreciation from the implementation of new rates from the 2019 depreciation study.

Our gathering and processing segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Transportation and Storage

Three months ended June 30, 2019 compared to three months ended June 30, 2018. Our transportation and storage segment reported operating income of $40 million for the three months ended June 30, 2019 compared to operating income of $44 million for the three months ended June 30, 2018. The difference of $4 million in operating income between periods was primarily due to a $1 million decrease in gross margin, a $3 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in taxes other than income taxes, partially offset by a $1 million decrease in depreciation and amortization for the three months ended June 30, 2019.

Our transportation and storage segment revenues decreased $25 million. The decrease was primarily due to the following:
Product Sales:

•	revenues from natural gas sales decreased $35 million primarily due to lower sales volumes and lower average sales prices and

•	revenues from NGL sales decreased $1 million due to a decrease in lower average sales prices, partially offset by higher volumes.
These decreases were partially offset by:

•	changes in the fair value of natural gas derivatives increased $1 million.
Service Revenues:

•	firm transportation and storage services increased $10 million due to new intrastate and interstate transportation contracts.

Our transportation and storage segment gross margin decreased $1 million. The decrease was primarily due to the following:

•	system management activities decreased $6 million,

•	storage decreased $4 million primarily due to a lower of cost or net realizable value adjustment on natural gas inventory, and

•	revenues from NGL sales less the cost of NGLs decreased $2 million due to a decrease in average NGL prices, partially offset by higher volumes.
These decreases were partially offset by:

•	firm transportation and storage services increased $10 million due to new intrastate and interstate transportation contracts and

•	changes in the fair value of natural gas derivatives increased $1 million.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $3 million. This increase was primarily driven by a $2 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations, a $2 million increase in intercompany management fees and a $2 million increase due to decreased capitalized overhead costs. These increases were partially offset by a $2 million decrease in professional services primarily driven by a decrease in information-technology related costs and a $1 million loss on retirement of assets during the second quarter 2019.

Our transportation and storage segment depreciation and amortization decreased $1 million primarily due to a $3 million decrease in depreciation from the implementation of new intrastate natural gas pipeline depreciation rates from the 2019 depreciation study, partially offset by a $2 million increase in assets placed in service.

Our transportation and storage segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service and higher net operating incomes.

Six Months Ended June 30, 2019 compared to six months ended June 30, 2018. Our transportation and storage segment reported operating income of $104 million for the six months ended June 30, 2019 compared to operating income of $97 million for the six months ended June 30, 2018. The difference of $7 million in operating income between periods was primarily due to a $6 million increase in gross margin and a $4 million decrease in depreciation and amortization, partially offset by a $2 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in taxes other than income taxes for the six months ended June 30, 2019.

Our transportation and storage segment revenues increased $12 million. The increase was primarily due to the following:

Product Sales:

•	changes in the fair value of natural gas derivatives increased $2 million.
This increase was partially offset by:

•	revenues from natural gas sales decreased $8 million primarily due to lower average sales prices and

•	revenues from NGL sales decreased $2 million due to a decrease in lower average sales prices, partially offset by an increase in volumes.
Service Revenues:

•	firm transportation and storage services increased $21 million due to new intrastate and interstate transportation contracts.
This increase was partially offset by:

•
volume-dependent transportation revenues decreased $1 million primarily due to a decrease in commodity fees and interruptible volumes related to power-plant customers, partially offset by new interstate contracts.

Our transportation and storage segment gross margin increased $6 million. The increase was primarily due to the following:

•	firm transportation and storage services increased $21 million due to new intrastate and interstate transportation contracts, and

•	changes in the fair value of natural gas derivatives increased $2 million.
This increase was partially offset by:

•	system management activities decreased $9 million,

•	storage decreased $4 million primarily due to a lower of cost or net realizable value adjustment on natural gas inventory,

•	revenues from NGL sales less the cost of NGLs decreased $3 million due to a decrease in average NGL prices, partially offset by higher volumes, and

•
volume-dependent transportation decreased $1 million primarily due to a decrease in commodity fees and interruptible volumes related to power-plant customers, partially offset by new interstate contracts.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $2 million. This increase was primarily driven by a $2 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations, a $2 million increase in intercompany management fees and a $1 million increase due to a decrease in capitalized costs. These increases were partially offset by a $2 million decrease in information-technology related costs and a $1 million loss on retirement of assets during the second quarter 2019.

Our transportation and storage segment depreciation and amortization decreased $4 million primarily due to a decrease of $5 million in depreciation from the implementation of new intrastate natural gas pipeline rates from the 2019 depreciation study, partially offset by a $1 million increase in assets placed in service.

Our transportation and storage segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service and higher net operating incomes.

Condensed Consolidated Interim Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Operating Income	$167	$126	$332	$265
Other Income (Expense):
Interest expense	(48)	(36)	(94)	(69)
Equity in earnings of equity method affiliate	4	7	7	13
Other, net	1	(2)	1	—
Total Other Expense	(43)	(31)	(86)	(56)
Income Before Income Taxes	124	95	246	209
Income tax benefit	—	—	(1)	—
Net Income	$124	$95	$247	$209
Less: Net income attributable to noncontrolling interest	—	—	1	—
Net Income Attributable to Limited Partners	$124	$95	$246	$209
Less: Series A Preferred Unit distributions	9	9	18	18
Net Income Attributable to Common Units	$115	$86	$228	$191

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $124 million in the three months ended June 30, 2019 compared to net income attributable to limited partners of $95 million in the three months ended June 30, 2018. The increase in net income attributable to limited partners of $29 million was primarily due to an increase in operating income of $41 million, partially offset by an increase in interest expense of $12 million in the three months ended June 30, 2019.

Equity in Earnings of Equity Method Affiliate. Equity in earnings of equity method affiliate decreased $3 million primarily due to an increase in ad valorem taxes of approximately $1 million driven by the expiration of a property tax credit, a decrease of $1 million in revenues due to a reduction in firm transportation services and an increase of $1 million in operating expenses.

Interest Expense. Interest expense increased $12 million primarily due to an increase in principal amounts and interest rates on the Partnership’s outstanding debt.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $246 million in the six months ended June 30, 2019 compared to net income attributable to limited partners of $209 million in the six months ended June 30, 2018. The increase in net income attributable to limited partners of $37 million was primarily attributable to an increase in operating income of $67 million and an increase in other income of $1 million, partially offset by an increase in interest expense of $25 million and a decrease in equity in earnings of equity method affiliate of $6 million in the six months ended June 30, 2019.

Equity in Earnings of Equity Method Affiliate. Equity in earnings of equity method affiliate decreased $6 million primarily due to an increase in ad valorem taxes of approximately $3 million due to the expiration of a property tax credit, a decrease of $2 million in revenues due to a reduction in firm transportation services and an increase of $1 million in operating expenses.

Interest Expense. Interest expense increased $25 million primarily due to an increase in principal amounts and interest rates on the Partnership’s outstanding debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$393	$501	$836	$944
Service revenues	342	304	694	609
Total Revenues	735	805	1,530	1,553
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	317	444	695	819
Gross margin	$418	$361	$835	$734

Reportable Segments
Gathering and Processing
Product sales	$379	$465	$802	$883
Service revenues	208	176	415	349
Total Revenues	587	641	1,217	1,232
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	297	411	657	769
Gross margin	$290	$230	$560	$463

Transportation and Storage
Product sales	$114	$149	$281	$289
Service revenues	138	128	287	267
Total Revenues	252	277	568	556
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	123	147	292	286
Gross margin	$129	$130	$276	$270

The following table shows the components of our gross margin for the six months ended June 30, 2019:

	Fee-Based (1)
	Demand	Volume- Dependent	Commodity- Based (1)	Total
Six Months Ended June 30, 2019
Gathering and Processing Segment	23%	53%	24%	100%
Transportation and Storage Segment	92%	12%	(4)%	100%
Partnership Weighted Average	46%	39%	15%	100%
____________________

(1)	For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$124	$95	$246	$209
Depreciation and amortization expense	110	96	215	192
Interest expense, net of interest income	47	36	93	69
Income tax benefit	—	—	(1)	—
Distributions received from equity method affiliate in excess of equity earnings	—	1	9	8
Non-cash equity-based compensation	5	3	9	8
Change in fair value of derivatives (1)	(11)	10	1	12
Other non-cash losses (2)	6	4	7	4
Noncontrolling Interest Share of Adjusted EBITDA	—	—	(1)	—
Adjusted EBITDA	$281	$245	$578	$502
Series A Preferred Unit distributions (3)	(9)	(9)	(18)	(18)
Distributions for phantom and performance units (4)	—	(1)	(9)	(4)
Adjusted interest expense (5)	(49)	(38)	(96)	(73)
Maintenance capital expenditures	(26)	(26)	(50)	(40)
DCF	$197	$171	$405	$367

Distributions related to common unitholders (6)	$144	$138	$282	$276

Distribution coverage ratio	1.37	1.24	1.44	1.33
____________________

(1)	Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

(2)	Other non-cash losses includes loss on sale of assets and write-downs of materials and supplies.

(3)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three and six months ended June 30, 2019 and 2018. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(4)
Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.

(5)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(6)
Represents cash distributions declared for common units outstanding as of each respective period. Amounts for 2019 reflect estimated cash distributions for common units outstanding for the quarter ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$212	$239	$427	$405
Interest expense, net of interest income	47	36	93	69
Net income attributable to noncontrolling interest	—	—	(1)	—
Current income taxes	1	—	—	—
Other non-cash items (1)	4	5	4	4
Proceeds from insurance	—	1	—	1
Changes in operating working capital which (provided) used cash:
Accounts receivable	(28)	35	(57)	12
Accounts payable	57	(41)	112	19
Other, including changes in noncurrent assets and liabilities	(1)	(41)	(10)	(28)
Return of investment in equity method affiliate	—	1	9	8
Change in fair value of derivatives (2)	(11)	10	1	12
Adjusted EBITDA	$281	$245	$578	$502
____________________

(1)	Other non-cash items include amortization of debt expense, discount and premium on long-term debt and write-downs of materials and supplies.

(2)	Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest expense	$48	$36	$94	$69
Interest income	(1)	—	(1)	—
Amortization of premium on long-term debt	2	2	3	3
Capitalized interest on expansion capital	—	2	1	4
Amortization of debt expense and discount	—	(2)	(1)	(3)
Adjusted interest expense	$49	$38	$96	$73

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

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, and the timing of debt maturities. As of June 30, 2019, we had a working capital deficit of $894 million. The deficit is primarily due to the classification of $254 million of the EOIT Senior Notes as Current portion of long-term debt as of June 30, 2019 as well as $681 million of commercial paper outstanding as of June 30, 2019. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Six Months Ended June 30,
	2019	2018

	(In millions)
Net cash provided by operating activities	$427	$405
Net cash used in investing activities	$(252)	$(358)
Net cash used in financing activities	$(187)	$(45)

Operating Activities

The increase of $22 million or 5%, in net cash provided by operating activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily driven by an increase in net income of $38 million and an increase of $26 million in income net of non-cash items, partially offset by a decrease of $42 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Investing Activities

The decrease of $106 million, or 30%, in net cash used in investing activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to lower capital expenditures of $123 million, proceeds from sale of asset of $8 million due to the 2018 sale of a cryogenic processing plant, proceeds from insurance of $1 million for the six months ended June 30, 2018 with no comparable item for the six months ended June 30, 2019, and an increase in return of investment in equity method affiliate of $1 million, partially offset by an increase in other investing outflows of $9 million.

Financing Activities

Net cash used in financing activities increased $142 million, or 316%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Our primary financing activities consist of the following:

	Six Months Ended June 30,
	2019	2018

	(In millions)
Repayment of 2019 Notes	$(500)	$—
Repayment of Term Loan Agreement	—	(450)
Increase (decrease) in short-term debt	32	(78)
Proceeds from long-term debt, net of issuance costs	850	787
Repayments to Revolving Credit Facility	(250)	—
Distributions	(296)	(295)
Cash paid for employee equity-based compensation	(23)	(9)

Please see Note 9, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of June 30, 2019, our sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	proceeds from commercial paper issuances;

•	borrowings under our 2019 Term Loan Agreement

•	borrowings under our Revolving Credit Facility; and

•	capital raised through debt and equity markets.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. During the three and six months ended June 30, 2019 and 2018, the Partnership did not issue common units under the ATM Program. As of June 30, 2019, $197 million of common units remained available for issuance through the ATM Program.

Distributions

On August 2, 2019, the Board of Directors declared a quarterly cash distribution of $0.3305 per common unit on all of the Partnership’s outstanding common units for the period ended June 30, 2019. The distributions will be paid August 27, 2019 to unitholders of record as of the close of business on August 20, 2019. Additionally, the Board of Directors declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid August 14, 2019 to unitholders of record as of the close of business on August 2, 2019.

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

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended June 30, 2019 are the same as those described in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including volatility in commodity prices and interest rates.

Commodity Price Risk

While we generate a substantial portion of our gross margin pursuant to fee-based contracts that include minimum volume commitments and/or demand fees, we are also directly and indirectly exposed to changes in the prices of natural gas, condensate and NGLs. The Partnership utilizes derivatives and forward commodity sales to mitigate the effects of price changes. We do not enter into risk management contracts for speculative purposes. For further information regarding our derivatives, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 13% of our total gross margin for the twelve months ended December 31, 2019 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since June 30, 2019, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the six months ending December 31, 2019.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next six months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $5 million for natural gas and ethane and $6 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining six months ending December 31, 2019.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio includes senior notes with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our Revolving Credit Facility, 2019 Term Loan Agreement and any issuances under our commercial paper program are at a variable interest rate and expose us to the risk of increasing interest rates. The Partnership utilizes derivatives to mitigate the risk of interest rate changes. We do not enter into risk management contracts for speculative purposes. For further information regarding our derivatives, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Based upon the $1.5 billion outstanding borrowings under commercial paper and 2019 Term Loan Agreement as of June 30, 2019, and holding all other variables constant such as excluding the impact of hedges, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $15 million. For further information regarding our interest rates, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, our management has concluded that, as of June 30, 2019, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report. No other material changes to such risk factors have occurred during the three and six months ended June 30, 2019.

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

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 6, 2019	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)