Form 10-Q
period 2019-09-30
Enable Midstream Partners, LP
filed 2019-11-06
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 14, 2019, there were 435,152,510 common units outstanding.

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

2024 Notes.	$600 million aggregate principal amount of the Partnership’s 3.900% senior notes due 2024.
2027 Notes.	$700 million aggregate principal amount of the Partnership’s 4.400% senior notes due 2027.
2028 Notes.	$800 million aggregate principal amount of the Partnership’s 4.950% senior notes due 2028.
2029 Notes.	$550 million aggregate principal amount of the Partnership’s 4.150% senior notes due 2029.
2044 Notes.	$550 million aggregate principal amount of the Partnership’s 5.000% senior notes due 2044.
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

EOIT.
Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates an approximately 2,300-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 13)):
Product sales	$320	$553	$1,156	$1,497
Service revenues	379	375	1,073	984
Total Revenues	699	928	2,229	2,481
Cost and Expenses (including expenses from affiliates (Note 13)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	263	516	958	1,335
Operation and maintenance	105	98	307	289
General and administrative	31	28	82	81
Depreciation and amortization	108	100	323	292
Taxes other than income tax	17	15	52	48
Total Cost and Expenses	524	757	1,722	2,045
Operating Income	175	171	507	436
Other Income (Expense):
Interest expense	(48)	(40)	(142)	(109)
Equity in earnings of equity method affiliate	5	7	12	20
Other, net	1	1	2	1
Total Other Expense	(42)	(32)	(128)	(88)
Income Before Income Tax	133	139	379	348
Income tax benefit	—	—	(1)	—
Net Income	$133	$139	$380	$348
Less: Net income attributable to noncontrolling interest	1	1	2	1
Net Income Attributable to Limited Partners	$132	$138	$378	$347
Less: Series A Preferred Unit distributions (Note 7)	9	9	27	27
Net Income Attributable to Common Units (Note 6)	$123	$129	$351	$320

Basic earnings per unit (Note 6)
Common units	$0.28	$0.30	$0.81	$0.74
Diluted earnings per unit (Note 6)
Common units	$0.28	$0.30	$0.81	$0.73

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Net income	$133	$139	$380	$348
Other comprehensive loss:
Unrealized losses on derivative instruments	(1)	—	(4)	—
Reclassification of derivative losses to net income	—	—	—	—
Other comprehensive loss	(1)	—	(4)	—
Comprehensive income	132	139	376	348
Less: Comprehensive income attributable to noncontrolling interest	1	1	2	1
Comprehensive income attributable to Limited Partners	$131	$138	$374	$347

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018

	(In millions)
Current Assets:
Cash and cash equivalents	$12	$8
Restricted cash	1	14
Accounts receivable, net of allowance for doubtful accounts (Note 1)	268	290
Accounts receivable—affiliated companies	22	19
Inventory	47	50
Gas imbalances	23	29
Other current assets	44	39
Total current assets	417	449
Property, Plant and Equipment:
Property, plant and equipment	13,171	12,899
Less accumulated depreciation and amortization	2,263	2,028
Property, plant and equipment, net	10,908	10,871
Other Assets:
Intangible assets, net	616	663
Goodwill	98	98
Investment in equity method affiliate	309	317
Other	87	46
Total other assets	1,110	1,124
Total Assets	$12,435	$12,444
Current Liabilities:
Accounts payable	$147	$288
Accounts payable—affiliated companies	2	4
Current portion of long-term debt	253	500
Short-term debt	182	649
Taxes accrued	58	31
Gas imbalances	17	22
Other	160	121
Total current liabilities	819	1,615
Other Liabilities:
Accumulated deferred income taxes, net	5	5
Regulatory liabilities	24	23
Other	79	54
Total other liabilities	108	82
Long-Term Debt	3,968	3,129
Commitments and Contingencies (Note 14)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at September 30, 2019 and December 31, 2018)	362	362
Common units (435,150,159 issued and outstanding at September 30, 2019 and 433,232,411 issued and outstanding at December 31, 2018, respectively)	7,145	7,218
Accumulated other comprehensive loss	(4)	—
Noncontrolling interest	37	38
Total Partners’ Equity	7,540	7,618
Total Liabilities and Partners’ Equity	$12,435	$12,444

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(In millions)
Cash Flows from Operating Activities:
Net income	$380	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	292
Deferred income taxes	(1)	—
Loss on sale/retirement of assets	5	1
Equity in earnings of equity method affiliate	(12)	(20)
Return on investment in equity method affiliate	12	20
Equity-based compensation	13	12
Amortization of debt costs and discount (premium)	(1)	(1)
Changes in other assets and liabilities:
Accounts receivable, net	19	(56)
Accounts receivable—affiliated companies	(3)	(2)
Inventory	3	(5)
Gas imbalance assets	6	12
Other current assets	(2)	(19)
Other assets	8	(6)
Accounts payable	(108)	(19)
Accounts payable—affiliated companies	(2)	—
Gas imbalance liabilities	(5)	8
Other current liabilities	64	55
Other liabilities	(8)	18
Net cash provided by operating activities	691	638
Cash Flows from Investing Activities:
Capital expenditures	(353)	(551)
Proceeds from sale of assets	1	8
Proceeds from insurance	—	1
Return of investment in equity method affiliate	8	11
Other, net	(9)	—
Net cash used in investing activities	(353)	(531)
Cash Flows from Financing Activities:
(Decrease) increase in short-term debt	(467)	8
Proceeds from long-term debt, net of issuance costs	1,544	787
Repayment of long-term debt	(700)	(450)
Repayment of Revolving Credit Facility	(250)	—
Proceeds from issuance of common units, net of issuance costs	—	2
Distributions to common unitholders	(420)	(413)
Distributions to Series A Preferred Units	(27)	(27)
Distributions to non-controlling interests	(3)	(2)
Cash paid for employee equity-based compensation	(24)	(9)
Net cash used in financing activities	(347)	(104)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(9)	3
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	22	19
Cash, Cash Equivalents and Restricted Cash at End of Period	$13	$22

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2019
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2018	15	$362	433	$7,218	$—	$38	$7,618
Net income	—	9	—	113	—	1	123
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	2	(10)	—	—	(10)
Balance as of March 31, 2019	15	$362	435	$7,183	$—	$38	$7,583
Net income	—	9	—	115	—	—	124
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of June 30, 2019	15	$362	435	$7,163	$(3)	$37	$7,559
Net income	—	9	—	123	—	1	133
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Distributions	—	(9)	—	(144)	—	(1)	(154)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of September 30, 2019	15	$362	435	$7,145	$(4)	$37	$7,540

	Nine Months Ended September 30, 2018
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2017	15	$362	433	$7,280	$—	$12	$7,654
Net income	—	9	—	105	—	—	114
Distributions	—	(9)	—	(139)	—	(1)	(149)
Balance as of March 31, 2018	15	$362	433	$7,246	$—	$11	$7,619
Net income	—	9	—	86	—	—	95
Distributions	—	(9)	—	(137)	—	—	(146)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of June 30, 2018	15	$362	433	$7,198	$—	$11	$7,571
Net income	—	9	—	129	—	1	139
Issuance of common units	—	—	—	2		—	2
Distributions	—	(9)	—	(137)	—	(1)	(147)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of September 30, 2018	15	$362	433	$7,195	$—	$11	$7,568

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

As of September 30, 2019, CenterPoint Energy held approximately 53.7% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.5% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of September 30, 2019, the Partnership owned a 50% interest in SESH. See Note 8 for further discussion of SESH. For the nine months ended September 30, 2019, the Partnership held a 50% ownership in Atoka and consolidated Atoka in its Condensed Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, beginning November 1, 2018 through September 30, 2019, the Partnership owned a 60% interest in ESCP, which is consolidated in its Condensed Consolidated Financial Statements as EOCS acted as the managing member of ESCP and had control over the operations of ESCP.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based upon specific identification and estimates of future uncollectable amounts. On an ongoing basis, we evaluate our customers’ financial strength based on aging of accounts receivable, payment history, and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable at least quarterly, giving consideration to credit losses, the aging of receivables, specific customer circumstances that may impact their ability to pay the amounts due and current and forecasted economic conditions over the assets contractual lives. Based on this review, management determined that a $3 million and $2 million allowance for doubtful accounts was required at September 30, 2019 and December 31, 2018, respectively.

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded no write-downs to net realizable value related to natural gas and natural gas liquids inventory during the three months ended September 30, 2019 and 2018, respectively, and $6 million and $3 million during the nine months ended September 30, 2019 and 2018, respectively.

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

(3) Revenues

The following tables disaggregate total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$69	$95	$(69)	$95
Natural gas liquids	191	5	(5)	191
Condensate	26	—	—	26
Total revenues from natural gas, natural gas liquids, and condensate	286	100	(74)	312
Gain (loss) on derivative activity	8	—	—	8
Total Product sales	$294	$100	$(74)	$320
Service revenues:
Demand revenues	$97	$119	$—	$216
Volume-dependent revenues	151	15	(3)	163
Total Service revenues	$248	$134	$(3)	$379
Total Revenues	$542	$234	$(77)	$699

	Three Months Ended September 30, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$87	$146	$(120)	$113
Natural gas liquids	439	7	(7)	439
Condensate	25	—	—	25
Total revenues from natural gas, natural gas liquids, and condensate	551	153	(127)	577
Loss on derivative activity	(23)	—	(1)	(24)
Total Product sales	$528	$153	$(128)	$553
Service revenues:
Demand revenues	$92	$114	$—	$206
Volume-dependent revenues	158	14	(3)	169
Total Service revenues	$250	$128	$(3)	$375
Total Revenues	$778	$281	$(131)	$928

	Nine Months Ended September 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$291	$365	$(305)	$351
Natural gas liquids	698	16	(16)	698
Condensate	93	—	—	93
Total revenues from natural gas, natural gas liquids, and condensate	1,082	381	(321)	1,142
Gain (loss) on derivative activity	14	—	—	14
Total Product sales	$1,096	$381	$(321)	$1,156
Service revenues:
Demand revenues	$225	$373	$—	$598
Volume-dependent revenues	438	48	(11)	475
Total Service revenues	$663	$421	$(11)	$1,073
Total Revenues	$1,759	$802	$(332)	$2,229

	Nine Months Ended September 30, 2018
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$299	$420	$(336)	$383
Natural gas liquids	1,054	20	(20)	1,054
Condensate	98	—	—	98
Total revenues from natural gas, natural gas liquids, and condensate	1,451	440	(356)	1,535
Gain (loss) on derivative activity	(40)	2	—	(38)
Total Product sales	$1,411	$442	$(356)	$1,497
Service revenues:
Demand revenues	$194	$347	$—	$541
Volume-dependent revenues	405	48	(10)	443
Total Service revenues	$599	$395	$(10)	$984
Total Revenues	$2,010	$837	$(366)	$2,481

Accounts Receivable

The table below summarizes the change in accounts receivable for the nine months ended September 30, 2019.

	September 30, 2019	December 31, 2018

	(In millions)
Accounts Receivable:
Customers	$281	$297
Contract assets (1)	4	6
Non-customers	5	6
Total Accounts Receivable (2)	$290	$309
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

(2)	Total Accounts Receivable includes Accounts receivable, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment. The table below summarizes the change in the contract liabilities for the nine months ended September 30, 2019:

	September 30, 2019	December 31, 2018	Amounts recognized in revenues

	(In millions)
Deferred revenues	$46	$48	$23

The table below summarizes the timing of recognition of these contract liabilities as of September 30, 2019:

	2019	2020	2021	2022	2023 and After
	(In millions)
Deferred revenues	$19	$6	$5	$5	$11

Remaining Performance Obligations

Our remaining performance obligations consist primarily of firm arrangements and minimum volume commitment arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as Service revenues in the Condensed Consolidated Statements of Income. The table below summarizes the timing of recognition of the remaining performance obligations as of September 30, 2019:

	2019	2020	2021	2022	2023 and After
	(In millions)
Transportation and Storage	$119	$419	$229	$172	$822
Gathering and Processing	47	163	136	138	460
Total remaining performance obligations	$166	$582	$365	$310	$1,282

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

Our lease obligations are primarily comprised of rentals of field equipment and buildings, which are recorded as Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income. Other than the contractual terms for each lease obligation, the key inputs for our calculations of the initial right-of-use assets and corresponding lease liabilities are the expected remaining life and applicable discount rate. Field equipment has an expected lease term of three to five years, with contractual base terms of one to three years followed by month-to-month renewals. Field equipment rental arrangements do not generally contain any significant variable lease payments. While certain arrangements may include lower standby rates, field equipment is generally anticipated to be in use for all of its expected lease term. Buildings have an expected lease term of seven to ten years, which is currently the same as the contractual base term. Building rental arrangements contain market-based renewal options of up to 15 years. Variable lease payments for buildings are generally comprised of costs for utilities, maintenance and building management services. There were no variable lease payments due under building rental arrangements until July 1, 2019, after which amounts are due monthly. The Partnership is generally not aware of the implicit rate for either field equipment or building rental arrangements, so discount rates are based upon the expected term of each arrangement and the Partnership’s uncollateralized borrowing rate associated with the expected term at the time of lease inception. As of September 30, 2019, the weighted average remaining lease term is 6.6 years and the weighted average discount rate is 5.52%.

As of September 30, 2019, we have right-of-use assets of $36 million recorded as Other Assets, $11 million of corresponding obligations recorded as Other Current Liabilities and $28 million of corresponding obligations recorded as Other Liabilities on the Partnership’s Condensed Consolidated Balance Sheet. All lease obligations outstanding during the three and nine months ended September 30, 2019 were classified as operating leases, therefore all cash flows are reflected in Cash Flows from Operating Activities. Rental costs associated with field equipment and buildings were $6 million and $1 million during the three months ended September 30, 2019, respectively, and $18 million and $5 million during the nine months ended September 30, 2019, respectively.

The table below summarizes lease expense for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Expense:
Lease Cost:
Operating lease cost	$2	$—	$2
Short-term lease cost	3	1	4
Variable lease cost	1	—	1
Total Lease Cost	$6	$1	$7

	Nine Months Ended September 30, 2019
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Expense:
Lease Cost:
Operating lease cost	$7	$—	$7
Short-term lease cost	14	1	15
Variable lease cost	1	—	1
Total Lease Cost	$22	$1	$23

Under ASC 842, as of September 30, 2019, the Partnership has operating lease obligations expiring at various dates. The $17 million difference between undiscounted cash flows for operating leases and our $39 million of lease obligations is due to the impact of the applicable discount rate. Undiscounted cash flows for operating lease liabilities are as follows:

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024 and After	Total

	(In millions)
Noncancellable operating leases	$11	$11	$7	$6	$6	$15	$56

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

(6) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions, except per unit data)
Net income	$133	$139	$380	$348
Net income attributable to noncontrolling interest	1	1	2	1
Series A Preferred Unit distributions	9	9	27	27
General partner interest in net income	—	—	—	—
Net income available to common unitholders	$123	$129	$351	$320

Net income allocable to common units	$123	$129	$351	$320
Dilutive effect of Series A Preferred Unit distributions	—	—	—	—
Diluted net income allocable to common units	$123	$129	$351	$320

Basic earnings per unit
Common units	$0.28	$0.30	$0.81	$0.74

Basic weighted average number of common units outstanding (1)	437	435	436	434
Dilutive effect of Series A Preferred Units	—	—	—	—
Dilutive effect of performance units	—	1	—	2
Diluted weighted average number of common units outstanding	437	436	436	436

Diluted earnings per unit
Common units	$0.28	$0.30	$0.81	$0.73

____________________

(1)
Basic weighted average number of outstanding common units includes approximately two million time-based phantom units for each of the three months ended September 30, 2019 and 2018, respectively, and one million time-based phantom units for each of the nine months ended September 30, 2019 and 2018, respectively.

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

The Partnership paid or has authorized payment of the following cash distributions to common unitholders, as applicable, during 2018 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
September 30, 2019 (1)	November 19, 2019	November 26, 2019	$0.3305	$144
June 30, 2019	August 20, 2019	August 27, 2019	0.3305	144
March 31, 2019	May 21, 2019	May 29, 2019	0.318	138
December 31, 2018	February 19, 2019	February 26, 2019	0.318	138
September 30, 2018	November 16, 2018	November 29, 2018	0.318	138
June 30, 2018	August 21, 2018	August 28, 2018	0.318	138
March 31, 2018	May 22, 2018	May 29, 2018	0.318	138
_____________________

(1)
The Board of Directors declared this $0.3305 per common unit cash distribution on November 5, 2019, to be paid on November 26, 2019 to common unitholders of record at the close of business on November 19, 2019.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2018 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
September 30, 2019 (1)	November 5, 2019	November 14, 2019	$0.625	$9
June 30, 2019	August 2, 2019	August 14, 2019	0.625	9
March 31, 2019	April 29, 2019	May 15, 2019	0.625	9
December 31, 2018	February 8, 2019	February 14, 2019	0.625	9
September 30, 2018	November 6, 2018	November 14, 2018	0.625	9
June 30, 2018	August 1, 2018	August 14, 2018	0.625	9
March 31, 2018	May 1, 2018	May 15, 2018	0.625	9
_____________________

(1)
The Board of Directors declared a $0.625 per Series A Preferred Unit cash distribution on November 5, 2019, to be paid on November 14, 2019, to Series A Preferred unitholders of record at the close of business on November 5, 2019.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. During the nine months ended September 30, 2019 and 2018, the Partnership did not issue common units under the ATM Program. As of September 30, 2019, $197 million of common units remained available for issuance through the ATM Program.

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

The Partnership shares operations of SESH with Enbridge, Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $2 million and $6 million during the three months ended September

30, 2019 and 2018, respectively, and $12 million and $14 million during the nine months ended September 30, 2019 and 2018, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018.

SESH:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Equity in Earnings of Equity Method Affiliate	$5	$7	$12	$20
Distributions from Equity Method Affiliate (1)	$4	$10	$20	$31
___________________

(1)
Distributions from equity method affiliate includes a $12 million and $20 million return on investment and a $8 million and $11 million return of investment for the nine months ended September 30, 2019 and 2018, respectively.

Summarized financial information of SESH:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Income Statements:
Revenues	$27	$29	$81	$85
Operating income	$15	$18	$37	$51
Net income	$10	$13	$24	$38

(9) Debt

The following table presents the Partnership’s outstanding debt as of September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Outstanding Principal	Premium (Discount)	Total Debt	Outstanding Principal	Premium (Discount)	Total Debt

	(In millions)
Commercial Paper	$182	$—	$182	$649	$—	$649
Revolving Credit Facility	—	—	—	250	—	250
2019 Term Loan Agreement	800	—	800	—	—	—
2019 Notes	—	—	—	500	—	500
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(2)	698	700	(2)	698
2028 Notes	800	(6)	794	800	(6)	794
2029 Notes	550	(1)	549	—	—	—
2044 Notes	550	—	550	550	—	550
EOIT Senior Notes	250	3	253	250	7	257
Total debt	$4,432	$(6)	$4,426	$4,299	$(1)	$4,298
Less: Short-term debt (1)			182			649
Less: Current portion of long-term debt (2)			253			500
Less: Unamortized debt expense (3)			23			20
Total long-term debt			$3,968			$3,129
____________________

(1)	Short-term debt includes $182 million and $649 million of outstanding commercial paper as of September 30, 2019 and December 31, 2018, respectively.

(2)
As of September 30, 2019, Current portion of long-term debt included $253 million outstanding balance of the EOIT Senior Notes due March 15, 2020. As of December 31, 2018, Current portion of long-term debt included $500 million outstanding balance of the 2019 Notes due May 15, 2019.

(3)
As of September 30, 2019 and December 31, 2018, there was an additional $5 million and $6 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other assets, not included above.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $182 million and $649 million outstanding under our commercial paper program at September 30, 2019 and December 31, 2018, respectively. The weighted average interest rate for the outstanding commercial paper was 2.96% as of September 30, 2019.

Revolving Credit Facility

On April 6, 2018, the Partnership amended and restated its Revolving Credit Facility. As amended and restated, the Revolving Credit Facility is a $1.75 billion, 5-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of September 30, 2019, there were no principal advances and $3 million in letters of credit outstanding under the Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated credit ratings from S&P, Moody’s and Fitch Ratings. As of September 30, 2019, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s credit ratings. As of September 30, 2019, the commitment fee under the restated Revolving Credit Facility was 0.20% per annum based on the

Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

2019 Term Loan Agreement

On January 29, 2019, the Partnership entered into an unsecured term loan agreement with Bank of America, N.A., as administrative agent, and the several lenders thereto. The 2019 Term Loan Agreement has a scheduled maturity date of January 29, 2022, but contains an option, which may be exercised up to two times, to extend the maturity date for an additional one-year term. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s credit ratings. The applicable margin shall equal, (1) in the case of interest rates determined by reference to the eurodollar rate, between 0.75% and 1.50% per annum and (2) in the case of interest rates determined by reference to the alternate base rate, between 0% and 0.50% per annum. As of September 30, 2019, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. As of September 30, 2019, the weighted average interest rate of the 2019 Term Loan Agreement was 3.33%.

Prior to the expiration of the availability period for advances on July 26, 2019, the Partnership drew $1 billion in advances under the Term Loan Agreement, which were used for general partnership purposes. Advances under the 2019 Term Loan Agreement can be prepaid, in whole or in part, at any time without premium or penalty, other than usual and customary LIBOR breakage costs, if applicable. On September 16, 2019, the Partnership prepaid $200 million of the advances under the Term Loan Agreement, the repayment of which was not subject to LIBOR breakage costs. As of September 30, 2019, there was $800 million outstanding under the 2019 Term Loan Agreement.

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

Senior Notes

On September 13, 2019, the Partnership completed the public offering of $550 million aggregate principal amount of its 4.15% Senior Notes due 2029. The Partnership received net proceeds of approximately $544 million, after deducting the underwriting discount and offering expenses. The net proceeds were used to repay $200 million of borrowings outstanding under the 2019 Term Loan Agreement, to repay amounts outstanding under the commercial paper program, and for general partnership purposes. The Partnership intends to issue commercial paper to repay the full amount of the EOIT Senior Notes at maturity. The 2029 Notes had an unamortized discount of $1 million and unamortized debt expense of $5 million at September 30, 2019, resulting in an effective interest rate of 4.31% from the issue date through September 30, 2019.

As of September 30, 2019, the Partnership’s debt also included the 2024 Notes, 2027 Notes, 2028 Notes and 2044 Notes, which had $8 million of unamortized discount and $18 million of unamortized debt expense at September 30, 2019, resulting in effective interest rates of 4.01%, 4.57%, 5.20% and 5.08%, respectively, during the nine months ended September 30, 2019. In May 2019, the Partnership’s 2019 Notes matured and were paid using proceeds from the 2019 Term Loan Agreement.

As of September 30, 2019, the Partnership’s debt included EOIT’s Senior Notes. The EOIT Senior Notes had $3 million of unamortized premium at September 30, 2019, resulting in an effective interest rate of 3.82% during the nine months ended September 30, 2019.

As of September 30, 2019, the Partnership and EOIT were in compliance with all of their debt agreements, including financial covenants.

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

As of September 30, 2019 and December 31, 2018, the Partnership had no commodity derivative instruments that were designated as cash flow or fair value hedges for accounting purposes.

Interest Rate Risk

The Partnership uses interest rate swap contracts to manage its interest rate risk exposures. The Partnership recognizes its interest rate derivative instruments as Other Assets or Liabilities in the Condensed Consolidated Balance Sheets at fair value with such amounts classified as current or long-term based on their anticipated settlement. The Partnership’s interest rate swap contracts are designated as cash flow hedging instruments for accounting purposes. For interest rate derivative instruments designated as cash flow hedging instruments, the gain or loss on the derivative is recognized currently in Accumulated other comprehensive loss and will be reclassified to Interest expense in the same period the hedged transaction affects earnings. As of September 30, 2019, the Partnership had no interest rate derivative instruments that were designated as fair value hedges for accounting purposes. As of December 31, 2018, the Partnership had no outstanding interest rate derivative instruments.

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

As of September 30, 2019 and December 31, 2018, the Partnership had the following derivative instruments that were not designated as hedging instruments for accounting purposes:

	September 30, 2019		December 31, 2018
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	13	22	16	28
Financial basis futures/swaps	16	40	18	29
Financial swaptions (3)	—	3	—	1
Physical purchases/sales	—	7	—	11
Crude oil (for condensate)— MBbl (2)
Financial futures/swaps	—	915	—	945
Financial swaptions (3)	—	90	—	30
Natural gas liquids— MBbl (4)
Financial futures/swaps	3,210	3,165	270	2,535
____________________

(1)
As of September 30, 2019, 85.6% of the natural gas contracts had durations of one year or less and 14.4% had durations of more than one year and less than two years. As of December 31, 2018, 74.0% of the natural gas contracts had durations of one year or less, 24.2% had durations of more than one year and less than two years and 1.8% had durations of more than two years.

(2)
As of September 30, 2019, 83.6% of the crude oil (for condensate) contracts had durations of one year or less and 16.4% had durations of more than one year and less than two years. As of December 31, 2018, 76.9% of the crude oil (for condensate) contracts had durations of one year or less and 23.1% had durations of more than one year and less than two years.

(3)
The notional contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional quantity hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.

(4)
As of September 30, 2019, 69.2% of the natural gas liquids contracts had durations of one year or less and 30.8% had durations of more than one year and less than two years. As of December 31, 2018, 86.1% of the natural gas liquid contracts had durations of one year or less and 13.9% had durations of more than one year and less than two years.

Derivatives Designated as Hedging Instruments

Derivative instruments designated as hedging instruments for accounting purposes are utilized in managing the Partnership’s interest rate risk exposures.

Quantitative Disclosures Related to Derivative Instruments Designated as Hedging Instruments

The derivative instruments designated as hedges for accounting purposes are interest rate derivative instruments priced on monthly interest rates.

As of September 30, 2019 and December 31, 2018, the Partnership had the following derivative instruments that were designated as hedging instruments for accounting purposes:

	September 30, 2019	December 31, 2018
	Gross Notional Value
	(In millions)
Interest rate swaps	$300	$—

Balance Sheet Presentation Related to Derivative Instruments

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 that were not designated as hedging instruments for accounting purposes are as follows:

		September 30, 2019		December 31, 2018
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$10	$6	$3	$5
Financial futures/swaps	Other	—	1	—	2
Physical purchases/sales	Other Current	4	—	3	—
Physical purchases/sales	Other	1	—	4	—
Crude oil (for condensate)
Financial futures/swaps	Other Current	4	14	9	3
Financial futures/swaps	Other	—	8	2	—
Natural gas liquids
Financial futures/swaps	Other Current	26	5	10	1
Financial futures/swaps	Other	10	2	2	—
Total gross commodity derivatives (1)		$55	$36	$33	$11
_____________________

(1)	See Note 11 for a reconciliation of the Partnership’s commodity derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

The fair value of the derivative instruments that are presented in the Partnership’s Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 that were designated as hedging instruments for accounting purposes are as follows:

		September 30, 2019		December 31, 2018
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Interest rate swaps	Other Current	$—	$1	$—	$—
Interest rate swaps	Other	—	3	—	—
Total gross interest rate derivatives (1)		$—	$4	$—	$—
_____________________

(1)	All interest rate derivative instruments that were designated as cash flow hedges are considered Level 2 as of September 30, 2019.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018:

	Amounts Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Natural gas
Financial futures/swaps gains (losses)	$2	$(1)	$10	$(6)
Physical purchases/sales gains	1	—	1	5
Crude oil (for condensate)
Financial futures/swaps losses	(8)	(4)	(29)	(14)
Natural gas liquids
Financial futures/swaps gains (losses)	13	(19)	32	(23)
Interest Rates
Financial futures/swaps gains (losses)	—	—	—	—
Total	$8	$(24)	$14	$(38)

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended September 30, 2019 and 2018, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Change in fair value of commodity derivatives	$(2)	$(16)	$(3)	$(28)
Realized gain (loss) on commodity derivatives	10	(8)	17	(10)
Gain (loss) on commodity derivative activity	$8	$(24)	$14	$(38)

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s or S&P were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of September 30, 2019, under these obligations, the Partnership has posted no cash collateral related to natural gas swaps and swaptions, crude swaps and swaptions and NGL swaps and no additional collateral would be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating. In certain situations where the Partnership’s credit rating is lowered by Moody’s or S&P, the Partnership could be subject to an early termination event related to certain derivative instruments, which could result in a cash settlement of the instruments at market values on the date of such early termination.

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

The Partnership utilizes the market approach in determining the fair value of its derivative positions by using either NYMEX, ICE or WTI published market prices, independent broker pricing data or broker/dealer valuations. The valuations of derivatives with pricing based on NYMEX or ICE published market prices may be considered Level 1 if they are settled through a NYMEX or ICE clearing broker account with daily margining. Over-the-counter derivatives with NYMEX, ICE or WTI based prices are considered Level 2 due to the impact of counterparty credit risk. Valuations based on independent broker pricing or broker/dealer valuations may be classified as Level 2 only to the extent they may be validated by an additional source of independent market data for an identical or closely related active market. Certain derivatives with option features may be classified as Level 2 if valued using an industry standard Black-Scholes option pricing model that contain observable inputs in the marketplace throughout the term of the derivative instrument. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, contracts are valued using internally developed methodologies that consider historical relationships among various quoted prices in active markets that result in management’s best estimate of fair value. These contracts are classified as Level 3. As of September 30, 2019, there were no contracts classified as Level 3.

The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three and nine months ended September 30, 2019, there were no transfers between levels.

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

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below. The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$250	$250
2019 Term Loan Agreement (Level 2)	800	800	—	—
2019 Notes (Level 2)	—	—	500	497
2024 Notes (Level 2)	600	612	600	571
2027 Notes (Level 2)	698	701	698	642
2028 Notes (Level 2)	794	829	794	764
2029 Notes (Level 2)	549	529	—	—
2044 Notes (Level 2)	550	500	550	445
EOIT Senior Notes (Level 2)	253	253	257	256
____________________

(1)
Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $182 million and $649 million of commercial paper was outstanding as of September 30, 2019 and December 31, 2018, respectively.

The fair value of the Partnership’s Revolving Credit Facility, 2019 Term Loan Agreement, 2019 Notes, 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2044 Notes and EOIT Senior Notes is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of September 30, 2019, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

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

As of September 30, 2019, the Partnership’s Level 2 interest rate derivatives are recorded as liabilities with no netting adjustments. The following tables summarize the Partnership’s other assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

September 30, 2019	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$8	$28	$—	$—
Significant other observable inputs (Level 2)	47	8	8	8
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	55	36	8	8
Netting adjustments	(36)	(36)	—	—
Total	$19	$—	$8	$8

December 31, 2018	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$4	$9	$—	$—
Significant other observable inputs (Level 2)	29	2	18	17
Unobservable inputs (Level 3)	—	—	—	—
Total fair value	33	11	18	17
Netting adjustments	(9)	(9)	—	—
Total	$24	$2	$18	$17
______________________

(1)
The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of September 30, 2019 and December 31, 2018.

(2)
Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $15 million and $11 million at September 30, 2019 and December 31, 2018, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(3)
Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $9 million and $5 million at September 30, 2019 and December 31, 2018, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(12) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Nine Months Ended September 30,
	2019	2018

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$131	$90
Income taxes, net of refunds	1	3
Non-cash transactions:
Accounts payable related to capital expenditures	26	56
Lease liabilities arising from the application of ASC 842	42	—

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2019	2018

	(In millions)
Cash and cash equivalents	$12	$8
Restricted cash	1	14
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$13	$22

During the nine months ended September 30, 2019, Restricted cash decreased $13 million due to the release of cash collateral which was provided as credit assurance by a third party.

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

The Partnership’s revenues from affiliated companies accounted for 5% and 4% of total revenues during the three months ended September 30, 2019 and 2018, respectively, and 6% and 5% of total revenues during the nine months ended September 30, 2019 and 2018, respectively. Amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$22	$22	$78	$79
Natural gas product sales — CenterPoint Energy	3	1	7	9
Gas transportation and storage service revenues — OGE Energy	9	9	35	27
Natural gas product sales — OGE Energy	4	1	5	3
Total revenues — affiliated companies	$38	$33	$125	$118

Amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$—	$—	$2
Cost of natural gas purchases — OGE Energy	12	7	25	15
Total cost of natural gas purchases — affiliated companies	$12	$7	$25	$17

Seconded employees and corporate services

As of September 30, 2019, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to a cap of $5 million in 2019 and thereafter, unless and until secondment is terminated.

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

Amounts charged to the Partnership by affiliates for seconded employees and corporate services, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Corporate Services — CenterPoint Energy	$—	$1	$—	$2
Seconded Employee Costs — OGE Energy	4	6	15	21
Corporate Services — OGE Energy	—	—	—	1
Total corporate services and seconded employee costs	$4	$7	$15	$24

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

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer Partners, LP for 400 MMcf/d of deliveries to the Godley Plant in Johnson County, Texas. As of September 30, 2019, the Partnership estimates the remaining associated 10-year minimum volume commitment fee to be $198 million.

On September 13, 2018, the Partnership executed a precedent agreement for the development of the Gulf Run Pipeline, an interstate natural gas transportation project. On January 30, 2019, a final investment decision was made by Golden Pass LNG, the cornerstone shipper for the LNG facility to be served by the Gulf Run Pipeline project. Subject to approval of the project by FERC, the Partnership will be required to construct a large-diameter pipeline from northern Louisiana to Gulf Coast markets. In addition, the Partnership may transfer existing EGT transportation infrastructure to the Gulf Run Pipeline. Under the precedent agreement, the Partnership estimates the cost to complete the Gulf Run Pipeline project would be as much as $550 million and the project is backed by a 20-year firm transportation service. The Gulf Run Pipeline connects natural gas producing regions in the U.S., including the Haynesville, Marcellus, Utica and Barnett shales and the Mid-Continent region. The project is expected to be placed into service in 2022.

On September 23, 2019, the Partnership entered into an agreement to sell its undivided 1/12th interest in the Bistineau Storage Facility in Louisiana for approximately $19 million. Until such time as the sale closes, the Partnership will continue to utilize this facility to provide storage services to its customers. Subject to approval by FERC, the Partnership anticipates closing the sale on April 1, 2020.

(15) Equity-Based Compensation

The following table summarizes the Partnership’s equity-based compensation expense for the three and nine months ended September 30, 2019 and 2018 related to performance units, restricted units and phantom units for the Partnership’s employees and independent directors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Performance units	$3	$2	$8	$7
Restricted units	—	—	—	1
Phantom units	1	2	5	4
Total compensation expense	$4	$4	$13	$12

The following table presents the assumptions related to the performance share units granted in 2019.

2019
Number of units granted	610,170
Fair value of units granted	$19.95
Expected distribution yield	8.38%
Expected price volatility	34.2%
Risk-free interest rate	2.54%
Expected life of units (in years)	3

The following table presents the number of phantom units granted and the grant date fair value related to the phantom units granted in 2019.

2019
Phantom Units granted	603,571
Fair value of phantom units granted	$14.04 - $15.04

Units Outstanding

A summary of the activity for the Partnership’s performance units and phantom units applicable to the Partnership’s employees at September 30, 2019 and changes during 2019 are shown in the following table.

	Performance Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at December 31, 2018	2,109,835	$14.33	1,447,590	$12.38
Granted (1)	610,170	19.95	603,571	15.00
Vested (2)	(1,162,512)	11.01	(589,481)	8.51
Forfeited	(53,875)	18.70	(59,004)	14.81
Units outstanding at September 30, 2019	1,503,618	$19.02	1,402,676	$15.03
Aggregate intrinsic value of units outstanding at September 30, 2019	$18		$17
_____________________

(1)
Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0% to 200% of the target.

(2)
Performance units vested as of September 30, 2019 include 1,103,761 and 26,986 units from 2016 grants, which were approved by the Board of Directors in 2016 and paid out at 200%, or 2,207,522 units on March 1, 2019 and 53,972 units on September 6, 2019, based on the level of achievement of a performance goal established by the Board of Directors over the performance period of January 1, 2016 through December 31, 2018.

Unrecognized Compensation Cost

A summary of the Partnership’s unrecognized compensation cost for its non-vested performance units and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized are shown in the following table.

	September 30, 2019
	Unrecognized Compensation Cost (In millions)	Weighted Average Period for Recognition (In years)
Performance Units	$15	1.54
Phantom Units	11	1.56
Total	$26

As of September 30, 2019, there were 6,284,006 units available for issuance under the long-term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended September 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$294	$100	$(74)	$320
Service revenues	248	134	(3)	379
Total Revenues	542	234	(77)	699
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	238	102	(77)	263
Operation and maintenance, General and administrative	79	57	—	136
Depreciation and amortization	77	31	—	108
Taxes other than income tax	10	7	—	17
Operating income	$138	$37	$—	$175
Total Assets	$9,902	$5,839	$(3,306)	$12,435
Capital expenditures	$70	$31	$—	$101

Three Months Ended September 30, 2018	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$528	$153	$(128)	$553
Service revenues	250	128	(3)	375
Total Revenues	778	281	(131)	928
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	493	152	(129)	516
Operation and maintenance, General and administrative	78	48	—	126
Depreciation and amortization	66	34	—	100
Taxes other than income tax	9	6	—	15
Operating income	$132	$41	$(2)	$171
Total assets as of December 31, 2018	$9,874	$5,805	$(3,235)	$12,444
Capital expenditures	$125	$51	$—	$176
_____________________

(1)
See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and nine months ended September 30, 2019 and 2018.

Nine Months Ended September 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$1,096	$381	$(321)	$1,156
Service revenues	663	421	(11)	1,073
Total Revenues	1,759	802	(332)	2,229
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	895	394	(331)	958
Operation and maintenance, General and administrative	238	152	(1)	389
Depreciation and amortization	229	94	—	323
Taxes other than income tax	31	21	—	52
Operating income	$366	$141	$—	$507
Total Assets	$9,902	$5,839	$(3,306)	$12,435
Capital expenditures	$267	$86	$—	$353

Nine Months Ended September 30, 2018	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$1,411	$442	$(356)	$1,497
Service revenues	599	395	(10)	984
Total Revenues	2,010	837	(366)	2,481
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,262	438	(365)	1,335
Operation and maintenance, General and administrative	230	141	(1)	370
Depreciation and amortization	191	101	—	292
Taxes other than income tax	29	19	—	48
Operating income	$298	$138	$—	$436
Total assets as of December 31, 2018	$9,874	$5,805	$(3,235)	$12,444
Capital expenditures	$416	$135	$—	$551
_____________________

(1)
See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and nine months ended September 30, 2019 and 2018.

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

Overview

Enable Midstream Partners, LP is a Delaware limited partnership formed in May 2013 to own, operate and develop midstream energy infrastructure assets strategically located to serve our customers. We completed our initial public offering in April 2014, and we are traded on the New York Stock Exchange under the symbol “ENBL.” Our general partner is owned by CenterPoint Energy and OGE Energy. In this report, the terms “Partnership” and “Registrant” as well as the terms “our,” “we,” “us” and “its,” are sometimes used as abbreviated references to Enable Midstream Partners, LP together with its consolidated subsidiaries.

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

Commercial Update

Transportation and Storage Agreements with CenterPoint Energy

EGT provides natural gas transportation and storage services to CenterPoint Energy's LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas under a combination of contracts that include the following types of services: firm transportation, firm transportation with seasonal demand, firm storage, no-notice transportation with storage and maximum rate firm transportation. These contracts are in effect through March 31, 2021. CenterPoint’s LDCs have received the required regulatory approvals to extend transportation and storage contracts with EGT. The term for the transportation and storage services provided to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas is expected to be extended beyond March 31, 2021, pursuant to the terms of the approved contracts.

Sale of Interest in Bistineau Storage Facility

On September 23, 2019, the Partnership entered into an agreement to sell its undivided 1/12th interest in the Bistineau Storage Facility in Louisiana for approximately $19 million. Until such time as the sale closes, the Partnership will continue to utilize this facility to provide storage services to its customers. Subject to approval by FERC, the Partnership anticipates closing the sale on April 1, 2020.

Regulatory Update

FERC Revised Policy Statement on Treatment of Income Taxes

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

MRT Rate Case

In June 2018, MRT filed a general NGA rate case. MRT began collecting those rates, subject to refund, on January 1, 2019. On June 17, 2019, FERC set the rate case for a hearing to begin in January 2020, however the procedural schedule was subsequently suspended. On November 5, 2019, MRT filed a proposed settlement for the rate case as to customers holding 97% of MRT’s firm subscribed transportation capacity and asking the presiding administrative law judge to certify the proposed settlement to FERC for approval. In addition to settling on rates that the parties could accept, the settlements include as one element the extension of contracts by most of the settling parties for terms that will end in 2024.

On October 30, 2019, MRT filed a second rate case with FERC. The second rate case seeks increased rates to reflect the impacts of the turnback of previously contracted firm transportation and firm storage capacity primarily by MRT’s largest customer, Spire. The second rate case was necessary because the settlement of the first rate case was not unanimous, requiring that new maximum rates be established for the non-settling parties reflecting the turnback of capacity. On November 5, 2019, MRT filed a proposed settlement for the second rate case as to additional customers. The FERC may accept or reject the proposed settlements in the first and second rate cases as to all of the parties, or may accept the settlements as to the settling parties and set one or both of the rate hearing as to the non-settling parties.

Enable Gulf Run Certificate Pre-Filing Process

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

PHMSA Update

In addition to the regulation of our interstate natural gas transportation and storage assets by FERC, our midstream energy infrastructure assets are subject to regulation by various federal and state agencies, including Department of Transportation’s Pipeline and Hazardous Materials Safety Administration. On October 1, 2019, PHMSA published three final rules on pipeline safety: Enhanced Emergency Order Procedures; Safety of Hazardous Liquid Pipelines; and Safety of Gas Transmission Pipelines: Maximum Allowable Operating Pressure Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments. The Enhanced Emergency Order Procedures rule, which is effective on December 2, 2019, implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes, or is causing an imminent hazard. The Safety of Hazardous Liquid Pipelines rule, which goes into effect on July 1, 2020, expands PHMSA’s regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid, gravity flow and rural gathering pipelines, establishing new requirements for integrity management programs for hazardous liquid pipelines in High Consequence Areas (HCAs) and certain onshore hazardous liquid pipelines located outside of HCAs, extending leak detection requirements to all non-gathering hazardous liquid pipelines, requiring new or replaced pipelines to be designed and built to accommodate in-line inspection devices, and requiring operators to inspect affected pipelines following an extreme weather event or natural disaster so they may address any resulting damage. The Safety of Gas Transmissions Pipelines rule, which goes into effect on July 1, 2020, requires operators of certain gas transmission pipelines that have been tested or that have inadequate records to determine the material strength of their lines by reconfirming the Maximum Allowable Operating Pressure, and establishes a new Moderate Consequence Area for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting baseline assessments incorporates into the regulations industry standards and guidelines regarding design, construction and in-line inspections, and new requirements for data integration and risk analysis in integrity management programs, including seismicity, manufacturing and construction defects, and crack and crack-like defects, and includes several requirements that allow operators to notify PHMSA of proposed alternative approaches to achieving the objectives of the minimum safety standards. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations.

In addition to the Safety of Gas Transmission Pipelines rule, PHMSA is working on two additional rules related to gas pipeline safety. First, the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments” is expected to amend the pipeline safety regulations relevant to gas transmission pipelines by adjusting the repair criteria for pipelines in HCAs and creating new criteria for pipelines in non-HCAs, requiring the inspection of pipelines following extreme events, requiring safety features on in-line inspection tool launchers and receivers, updating and bolstering pipeline corrosion control, codifying a management of change process, clarifying certain integrity management provisions, and strengthening integrity management assessment requirements. Second, the rule entitled “Safety of Gas Gathering Pipelines,” is expected to require all gas gathering pipeline operators to report incidents and annual pipeline data and to extend regulatory safety requirements to certain gas gathering pipelines in rural areas. These two additional rulemakings are expected to be issued by mid-2020. We are not be able to assess the impact of these rules on our future costs of operations and revenue from operations until they are finalized and published by PHMSA. These anticipated rulemakings, as well as any future pipeline safety legislation and implementing regulations, could have a material effect on our future costs of operations and revenue from operations.

Liquidity Update

2029 Senior Notes

On September 13, 2019, the Partnership completed the public offering of $550 million aggregate principal amount of its 4.15% Senior Notes due 2029. The Partnership received net proceeds of approximately $544 million, after deducting the underwriting discount and offering expenses. The net proceeds were used to repay $200 million of borrowings outstanding under the 2019 Term Loan Agreement, to repay amounts outstanding under the commercial paper program, and for general partnership purposes. The Partnership intends to issue commercial paper to repay the full amount of the EOIT Senior Notes at maturity.

Term Loan Agreement

On January 29, 2019, the Partnership entered into a term loan facility, providing for an unsecured three-year $1 billion term loan agreement. On September 16, 2019, the Partnership repaid $200 million of borrowings outstanding under the 2019 Term Loan Agreement. For more information, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following tables summarize the key components of our results of operations for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$294	$100	$(74)	$320
Service revenues	248	134	(3)	379
Total Revenues	542	234	(77)	699
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	238	102	(77)	263
Gross margin (1)	304	132	—	436
Operation and maintenance, General and administrative	79	57	—	136
Depreciation and amortization	77	31	—	108
Taxes other than income tax	10	7	—	17
Operating income	$138	$37	$—	$175
Equity in earnings of equity method affiliate	$—	$5	$—	$5

Three Months Ended September 30, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$528	$153	$(128)	$553
Service revenues	250	128	(3)	375
Total Revenues	778	281	(131)	928
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	493	152	(129)	516
Gross margin (1)	285	129	(2)	412
Operation and maintenance, General and administrative	78	48	—	126
Depreciation and amortization	66	34	—	100
Taxes other than income tax	9	6	—	15
Operating income	$132	$41	$(2)	$171
Equity in earnings of equity method affiliate	$—	$7	$—	$7

Nine Months Ended September 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,096	$381	$(321)	$1,156
Service revenues	663	421	(11)	1,073
Total Revenues	1,759	802	(332)	2,229
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	895	394	(331)	958
Gross margin (1)	864	408	(1)	1,271
Operation and maintenance, General and administrative	238	152	(1)	389
Depreciation and amortization	229	94	—	323
Taxes other than income tax	31	21	—	52
Operating income	$366	$141	$—	$507
Equity in earnings of equity method affiliate	$—	$12	$—	$12

Nine Months Ended September 30, 2018	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,411	$442	$(356)	$1,497
Service revenues	599	395	(10)	984
Total Revenues	2,010	837	(366)	2,481
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,262	438	(365)	1,335
Gross margin (1)	748	399	(1)	1,146
Operation and maintenance, General and administrative	230	141	(1)	370
Depreciation and amortization	191	101	—	292
Taxes other than income tax	29	19	—	48
Operating income	$298	$138	$—	$436
Equity in earnings of equity method affiliate	$—	$20	$—	$20
 _____________________

(1)	Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating Data:
Natural gas gathered volumes—TBtu	411	424	1,240	1,212
Natural gas gathered volumes—TBtu/d	4.47	4.61	4.54	4.44
Natural gas processed volumes—TBtu (1)	229	230	689	641
Natural gas processed volumes—TBtu/d (1)	2.49	2.50	2.52	2.35
NGLs produced—MBbl/d (1)(2)	117.78	142.00	128.62	127.92
NGLs sold—MBbl/d (2)(3)	118.29	146.29	131.49	130.18
Condensate sold—MBbl/d	6.16	4.25	7.36	5.97
Crude oil and condensate gathered volumes—MBbl/d	132.99	31.87	120.17	29.11
Transported volumes—TBtu	549	497	1,703	1,502
Transported volumes—TBtu/d	5.97	5.40	6.22	5.49
Interstate firm contracted capacity—Bcf/d	6.02	5.76	6.31	5.84
Intrastate average deliveries—TBtu/d	2.10	2.02	2.16	2.04
 _____________________

(1)	Includes volumes under third-party processing arrangements.

(2)	Excludes condensate.

(3)	NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anadarko
Gathered volumes—TBtu/d	2.27	2.31	2.32	2.16
Natural gas processed volumes—TBtu/d (1)	2.04	2.08	2.07	1.94
NGLs produced—MBbl/d (1)(2)	103.53	124.80	111.99	111.74
Crude oil and condensate gathered volumes—MBbl/d	91.58	—	82.75	—
Arkoma
Gathered volumes—TBtu/d	0.46	0.56	0.48	0.55
Natural gas processed volumes—TBtu/d (1)	0.10	0.10	0.10	0.10
NGLs produced—MBbl/d (1)(2)	4.42	7.04	5.89	6.54
Ark-La-Tex
Gathered volumes—TBtu/d	1.74	1.74	1.74	1.73
Natural gas processed volumes—TBtu/d	0.35	0.32	0.35	0.31
NGLs produced—MBbl/d (1)(2)	9.83	10.16	10.74	9.64
Williston
Crude oil gathered volumes—MBbl/d	41.41	31.87	37.42	29.11
 _____________________

(1)	Includes volumes under third-party processing arrangements.

(2)	Excludes condensate.

Gathering and Processing

Three months ended September 30, 2019 compared to three months ended September 30, 2018. Our gathering and processing segment reported operating income of $138 million for the three months ended September 30, 2019 compared to operating income of $132 million for the three months ended September 30, 2018. The difference of $6 million in operating income between periods was primarily due to a $19 million increase in gross margin, an $11 million increase in depreciation and amortization, a $1 million increase in taxes other than income and a $1 million increase in operation and maintenance and general and administrative expenses during the three months ended September 30, 2019.

Our gathering and processing segment revenues decreased $236 million. The decrease was primarily due to the following:
Product Sales:

•
revenues from NGL sales decreased $247 million primarily due to lower sales volumes from lower recoveries of ethane, a decrease in the average realized sales price from lower average market prices for all NGL products, and higher volumes subject to fee deductions for NGLs sold under certain third-party processing arrangements and

•	revenues from natural gas sales decreased $18 million due to lower average realized natural gas sales prices and lower sales volumes.
These decreases were partially offset by:

•	realized gains on natural gas, condensate and NGL derivatives increased $17 million and

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $14 million.
Service Revenues:

•
processing service revenues decreased $22 million due to lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price.

This decrease was partially offset by:

•
crude oil, condensate and produced water gathering revenues increased $12 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates and

•
natural gas gathering revenues increased $8 million due to higher fees in the Anadarko Basin, partially offset by lower gathered volumes and lower shortfall payments associated with the expiration of minimum volume commitments in the Arkoma Basin.

Our gathering and processing segment gross margin increased $19 million. The increase was primarily due to the following:

•	realized gains on natural gas, condensate and NGL derivatives increased $17 million,

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $14 million,

•
crude oil, condensate and produced water gathering revenues increased $12 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates,

•
natural gas gathering fees increased $8 million due to higher fees in the Anadarko Basin, partially offset by lower gathered volumes and lower shortfall payments associated with the expiration of minimum volume commitments in the Arkoma Basin, and

•	revenues from natural gas sales less the cost of natural gas increased approximately $3 million due to lower operational gas purchases, partially offset by lower average natural gas sales prices.
These increases were partially offset by:

•
processing service fees decreased $22 million due to lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price and

•	revenues from NGL sales less the cost of NGLs decreased $13 million due to lower average realized sales prices and lower processed volumes.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $1 million. The increase was primarily due to a $4 million increase in payroll-related costs and a $1 million increase due to lower capitalized overhead costs. These were partially offset by a $4 million decrease in materials and supplies and contract services expenses primarily due to timing of operation and maintenance activities and a $1 million decrease in equipment rentals due to a decrease in compressor rentals.

Our gathering and processing segment depreciation and amortization increased $11 million primarily due to a $5 million increase in depreciation from the implementation of new rates from the 2019 depreciation study, $3 million of amortization of customer intangibles acquired as part of the acquisition of EOCS in the fourth quarter of 2018 and an increase in depreciation of $3 million related to other additional assets placed in service.

Our gathering and processing segment taxes other than income tax increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Our gathering and processing segment reported operating income of $366 million for the nine months ended September 30, 2019 compared to operating income of $298 million for the nine months ended September 30, 2018. The difference of $68 million in operating income between periods was primarily due to a $116 million increase in gross margin. This was partially offset by a $8 million increase in operation and maintenance and general and administrative expenses, a $38 million increase in depreciation and amortization and a $2 million increase in taxes other than income tax during the nine months ended September 30, 2019.

Our gathering and processing segment revenues decreased $251 million. The decrease was primarily due to the following:
Product Sales:

•
revenues from NGL sales decreased $361 million primarily due to a decrease in the average realized sales price from lower average market prices for all NGL products and higher volumes subject to fee deductions for NGLs sold under certain third-party processing arrangements, partially offset by higher processed volumes and

•	revenues from natural gas sales decreased $8 million due to lower average natural gas sales prices, partially offset by higher sales volumes.
These decreases were partially offset by:

•	realized gains on natural gas, condensate and NGL derivatives increased $31 million and

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $23 million.
Service Revenues:

•
processing service revenues decreased $17 million due to lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price, partially offset by higher processed volumes in the Anadarko and Ark-La-Tex Basins.

This decrease was offset by:

•
natural gas gathering revenues increased $50 million due to higher fees and gathered volumes in the Anadarko Basin, partially offset by lower gathered volumes and lower shortfall payments associated with the expiration of minimum volume commitments in the Arkoma Basin,

•
crude oil, condensate and produced water gathering revenues increased $30 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates, and

•	a $1 million increase in intercompany management fees.

Our gathering and processing segment gross margin increased $116 million. The increase was primarily due to the following:

•
natural gas gathering fees increased $50 million due to higher fees and gathered volumes in the Anadarko Basin, partially offset by lower gathered volumes and lower shortfall payments associated with the expiration of minimum volume commitments in the Arkoma Basin,

•
crude oil, condensate and produced water gathering revenues increased $30 million primarily due to an increase related to the November 2018 acquisition of EOCS and an increase in volumes in the Williston Basin, partially offset by lower average rates,

•	realized gains on natural gas, condensate and NGL derivatives increased $31 million,

•	changes in the fair value of natural gas, condensate and NGL derivatives increased $23 million, and

•	a $1 million increase in intercompany management fees.
These increases were partially offset by:

•
processing service fees decreased $17 million due to lower consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to a decrease in the average realized price, partially offset by higher processed volumes in the Anadarko and Ark-La-Tex Basins,

•	revenues from NGL sales less the cost of NGLs decreased $1 million due to lower average sales prices for all NGL products, partially offset by higher processed volumes, and

•	revenues from natural gas sales less the cost of natural gas decreased approximately $1 million due to lower average natural gas sales prices, partially offset by higher sales volumes.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $8 million. The increase was primarily due to an $8 million increase in payroll-related costs, a $2 million increase in utilities and insurance as a result of additional assets in service, and a $2 million increase due to lower capitalized overhead costs. These increases were partially offset by a $4 million decrease in materials and supplies and contract services expenses primarily due to timing of operation and maintenance activities.

Our gathering and processing segment depreciation and amortization increased $38 million primarily due to an increase of $15 million in depreciation from the implementation of new rates from the 2019 depreciation study, $13 million of amortization of customer intangibles acquired as part of the acquisition of EOCS in the fourth quarter of 2018 and a $10 million increase in depreciation related to other additional assets placed in service.

Our gathering and processing segment taxes other than income tax increased $2 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Transportation and Storage

Three months ended September 30, 2019 compared to three months ended September 30, 2018. Our transportation and storage segment reported operating income of $37 million for the three months ended September 30, 2019 compared to $41 million for the three months ended September 30, 2018. The difference of $4 million in operating income between periods was driven by a $9 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in taxes other than income taxes, partially offset by a $3 million increase in gross margin and a $3 million decrease in depreciation and amortization for the three months ended September 30, 2019.

Our transportation and storage segment revenues decreased $47 million. The decrease was primarily due to the following:
Product Sales:

•	revenues from natural gas sales decreased $51 million primarily due to lower sales volumes and lower average sales prices and

•	revenues from NGL sales decreased $2 million due to lower average sales prices, partially offset by higher volumes.
Service Revenues:

•	firm transportation and storage services increased $5 million due to new intrastate and interstate transportation contracts and

•	volume-dependent transportation revenues increased $1 million due to an increase in off-system transportation due to new interstate contracts.

Our transportation and storage segment gross margin increased $3 million. The increase was primarily due to the following:

•	firm transportation and storage services increased $5 million due to new intrastate and interstate transportation contracts and

•	volume-dependent transportation revenues increased $1 million due to an increase in off-system transportation due to new interstate contracts.
These increases were partially offset by:
•system management activities decreased $2 million and

•	revenues from NGL sales less the cost of NGLs decreased $1 million due to a decrease in average NGL prices, partially offset by higher volumes.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $9 million. This increase was primarily driven by a $4 million increase in reserves for claims settlement costs, a $3 million loss on retirement of assets during the third quarter 2019 with no comparable item during the third quarter 2018, a $1 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations and a $1 million increase in payroll-related costs.

Our transportation and storage segment depreciation and amortization decreased $3 million primarily due to a $3 million decrease in depreciation from the implementation of new intrastate natural gas pipeline depreciation rates from the 2019 depreciation study.

Nine Months Ended September 30, 2019 compared to nine months ended September 30, 2018. Our transportation and storage segment reported operating income of $141 million for the nine months ended September 30, 2019 compared to operating income of $138 million for the nine months ended September 30, 2018. The difference of $3 million in operating income between periods was primarily due to a $9 million increase in gross margin and a $7 million decrease in depreciation and amortization, partially offset by a $11 million increase in operation and maintenance and general and administrative expenses and a $2 million increase in taxes other than income taxes for the nine months ended September 30, 2019.

Our transportation and storage segment revenues decreased $35 million. The decrease was primarily due to the following:
Product Sales:

•	revenues from natural gas sales decreased $55 million primarily due to lower average sales prices and lower volumes,

•	revenues from NGL sales decreased $4 million due to lower average sales prices, partially offset by an increase in volumes and

•	realized losses on natural gas derivatives increased $4 million.
These decreases were partially offset by:

•	changes in the fair value of natural gas derivatives increased $2 million.
Service Revenues:

•	firm transportation and storage services increased $26 million due to new intrastate and interstate transportation contracts.

Our transportation and storage segment gross margin increased $9 million. The increase was primarily due to the following:

•	firm transportation and storage services increased $26 million due to new intrastate and interstate transportation contracts and

•	changes in the fair value of natural gas derivatives increased $2 million.
These increases were partially offset by:

•	system management activities decreased $7 million,

•	realized losses on natural gas derivatives increased $4 million,

•	storage decreased $4 million primarily due to a lower of cost or net realizable value adjustment on natural gas inventory, and

•	revenues from NGL sales less the cost of NGLs decreased $4 million due to a decrease in average NGL prices, partially offset by higher volumes.

Our transportation and storage segment operation and maintenance and general and administrative expenses increased $11 million. This increase was primarily driven by a $4 million increase in reserves for claims settlement costs, a $4 million loss on retirement of assets during 2019 with no comparable item in 2018, a $3 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations, a $1 million increase in payroll-related costs, and a $1 million increase in intercompany management fees. These increases were partially offset by a $2 million decrease in information-technology related costs.

Our transportation and storage segment depreciation and amortization decreased $7 million primarily due to a decrease of $7 million in depreciation from the implementation of new intrastate natural gas pipeline depreciation rates from the 2019 depreciation study.

Our transportation and storage segment taxes other than income tax increased $2 million due to higher accrued ad valorem taxes due to additional assets placed in service and higher net operating incomes.

Condensed Consolidated Interim Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Operating Income	$175	$171	$507	$436
Other Income (Expense):
Interest expense	(48)	(40)	(142)	(109)
Equity in earnings of equity method affiliate	5	7	12	20
Other, net	1	1	2	1
Total Other Expense	(42)	(32)	(128)	(88)
Income Before Income Taxes	133	139	379	348
Income tax benefit	—	—	(1)	—
Net Income	$133	$139	$380	$348
Less: Net income attributable to noncontrolling interest	1	1	2	1
Net Income Attributable to Limited Partners	$132	$138	$378	$347
Less: Series A Preferred Unit distributions	9	9	27	27
Net Income Attributable to Common Units	$123	$129	$351	$320

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $132 million in the three months ended September 30, 2019 compared to net income attributable to limited partners of $138 million in the three months ended September 30, 2018. The decrease in net income attributable to limited partners of $6 million was primarily due to an increase in interest expense of $8 million and a decrease in equity in earnings of equity method affiliate of $2 million, partially offset by an increase in operating income of $4 million in the three months ended September 30, 2019.

Equity in Earnings of Equity Method Affiliate. Equity in earnings of equity method affiliate decreased $2 million primarily due to an increase in ad valorem taxes of approximately $1 million driven by the expiration of a property tax credit and an increase of $1 million in operating expenses.

Interest Expense. Interest expense increased $8 million primarily due to an increase in principal amounts and interest rates on the Partnership’s outstanding debt.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $378 million in the nine months ended September 30, 2019 compared to net income attributable to limited partners of $347 million in the nine months ended September 30, 2018. The increase in net income attributable to limited partners of $31 million was primarily attributable to an increase in operating income of $71 million, partially offset by an increase in interest expense of $33 million and a decrease in equity in earnings of equity method affiliate of $8 million in the nine months ended September 30, 2019.

Equity in Earnings of Equity Method Affiliate. Equity in earnings of equity method affiliate decreased $8 million primarily due to an increase in ad valorem taxes of approximately $4 million due to the expiration of a property tax credit, a decrease of $2 million in revenues due to a reduction in firm transportation services and an increase of $2 million in operating expenses.

Interest Expense. Interest expense increased $33 million primarily due to an increase in principal amounts and interest rates on the Partnership’s outstanding debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$320	$553	$1,156	$1,497
Service revenues	379	375	1,073	984
Total Revenues	699	928	2,229	2,481
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	263	516	958	1,335
Gross margin	$436	$412	$1,271	$1,146

Reportable Segments
Gathering and Processing
Product sales	$294	$528	$1,096	$1,411
Service revenues	248	250	663	599
Total Revenues	542	778	1,759	2,010
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	238	493	895	1,262
Gross margin	$304	$285	$864	$748

Transportation and Storage
Product sales	$100	$153	$381	$442
Service revenues	134	128	421	395
Total Revenues	234	281	802	837
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	102	152	394	438
Gross margin	$132	$129	$408	$399

The following table shows the components of our gross margin for the nine months ended September 30, 2019:

	Fee-Based (1)
	Demand	Volume- Dependent	Commodity- Based (1)	Total
Nine Months Ended September 30, 2019
Gathering and Processing Segment	26%	51%	23%	100%
Transportation and Storage Segment	92%	11%	(3)%	100%
Partnership Weighted Average	47%	37%	16%	100%
____________________

(1)	For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$132	$138	$378	$347
Depreciation and amortization expense	108	100	323	292
Interest expense, net of interest income	48	40	141	109
Income tax benefit	—	—	(1)	—
Distributions received from equity method affiliate in excess of equity earnings	(1)	3	8	11
Non-cash equity-based compensation	4	4	13	12
Change in fair value of derivatives (1)	2	16	3	28
Other non-cash losses (2)	2	—	9	4
Noncontrolling Interest Share of Adjusted EBITDA	—	—	(1)	—
Adjusted EBITDA	$295	$301	$873	$803
Series A Preferred Unit distributions (3)	(9)	(9)	(27)	(27)
Distributions for phantom and performance units (4)	(1)	(1)	(10)	(5)
Adjusted interest expense (5)	(47)	(41)	(143)	(114)
Maintenance capital expenditures	(36)	(30)	(86)	(70)
DCF	$202	$220	$607	$587

Distributions related to common unitholders (6)	$144	$138	$426	$414

Distribution coverage ratio	1.40	1.60	1.42	1.42
____________________

(1)	Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

(2)	Other non-cash losses include loss on sale of assets and write-downs of materials and supplies.

(3)
This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three and nine months ended September 30, 2019 and 2018. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.

(4)
Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.

(5)	See below for a reconciliation of Adjusted interest expense to Interest expense.

(6)
Represents cash distributions declared for common units outstanding as of each respective period. Amounts for 2019 reflect estimated cash distributions for common units outstanding for the quarter ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$264	$233	$691	$638
Interest expense, net of interest income	48	40	141	109
Net income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Other non-cash items (1)	—	—	4	4
Proceeds from insurance	—	—	—	1
Changes in operating working capital which (provided) used cash:
Accounts receivable	41	46	(16)	58
Accounts payable	(2)	—	110	19
Other, including changes in noncurrent assets and liabilities	(56)	(36)	(66)	(64)
Return of investment in equity method affiliate	(1)	3	8	11
Change in fair value of derivatives (2)	2	16	3	28
Adjusted EBITDA	$295	$301	$873	$803
____________________

(1)	Other non-cash items include amortization of debt expense, discount and premium on long-term debt and write-downs of materials and supplies.

(2)	Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest expense	$48	$40	$142	$109
Interest income	—	—	(1)	—
Amortization of premium on long-term debt	1	1	4	4
Capitalized interest on expansion capital	—	—	1	4
Amortization of debt expense and discount	(2)	—	(3)	(3)
Adjusted interest expense	$47	$41	$143	$114

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

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, and the timing of debt maturities. As of September 30, 2019, we had a working capital deficit of $402 million. The deficit is primarily due to the classification of $253 million of the EOIT Senior Notes as Current portion of long-term debt as of September 30, 2019 as well as $182 million of commercial paper outstanding as of September 30, 2019. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods:

	Nine Months Ended September 30,
	2019	2018

	(In millions)
Net cash provided by operating activities	$691	$638
Net cash used in investing activities	$(353)	$(531)
Net cash used in financing activities	$(347)	$(104)

Operating Activities

The increase of $53 million or 8%, in net cash provided by operating activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily driven by an increase in net income of $32 million, an increase in adjustments for non-cash items of $35 million, partially offset by a decrease of $14 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Investing Activities

The decrease of $178 million, or 34%, in net cash used in investing activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to lower capital expenditures of $198 million, decreased proceeds from sale of asset of $7 million due to the 2018 sale of a cryogenic processing plant compared to a minor asset sale for the nine months ended September 30, 2019, proceeds from insurance of $1 million for the nine months ended September 30, 2018 with no comparable item for the nine months ended September 30, 2019, and a decrease in return of investment in equity method affiliate of $3 million, partially offset by an increase in other investing outflows of $9 million.

Financing Activities

Net cash used in financing activities increased $243 million, or 234%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Our primary financing activities consist of the following:

	Nine Months Ended September 30,
	2019	2018

	(In millions)
(Decrease) increase in short-term debt	$(467)	$8
Proceeds from long-term debt, net of issuance costs	1,544	787
Repayment of 2019 Senior Notes	(500)	—
Repayment of term loans	(200)	(450)
Repayments to Revolving Credit Facility	(250)	—
Proceeds from issuance of common units, net of issuance costs	—	2
Distributions	(450)	(442)
Cash paid for employee equity-based compensation	(24)	(9)

Please see Note 9, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of September 30, 2019, our sources of liquidity included:

•	cash on hand;

•	cash generated from operations;

•	proceeds from commercial paper issuances;

•	borrowings under our Revolving Credit Facility; and

•	capital raised through debt and equity markets.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The Partnership has no obligation to sell any common units under the ATM Program and the Partnership may suspend sales under the ATM Program at any time. During the three and nine months ended September 30, 2019 and 2018, the Partnership did not issue common units under the ATM Program. As of September 30, 2019, $197 million of common units remained available for issuance through the ATM Program.

Distributions

On November 5, 2019, the Board of Directors declared a quarterly cash distribution of $0.3305 per common unit on all of the Partnership’s outstanding common units for the period ended September 30, 2019. The distributions will be paid November 26, 2019 to unitholders of record as of the close of business on November 19, 2019. Additionally, the Board of Directors declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid November 14, 2019 to unitholders of record as of the close of business on November 5, 2019.

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

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended September 30, 2019 are the same as those described in our Annual Report.

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

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 14% of our total gross margin for the twelve months ended December 31, 2019 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since September 30, 2019, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the three months ending December 31, 2019.

Commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next three months. Based on a sensitivity analysis, a 10% decrease in prices from forecasted levels would decrease net income by approximately $3 million for natural gas and ethane and $2 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining three months ending December 31, 2019.

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

Based upon the $982 million outstanding borrowings under commercial paper and 2019 Term Loan Agreement as of September 30, 2019, excluding the impact of hedges and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $10 million. For further information regarding our interest rates, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, our management has concluded that, as of September 30, 2019, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report. No other material changes to such risk factors have occurred during the three and nine months ended September 30, 2019.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 2.1
3.1	Certificate of Limited Partnership of CenterPoint Energy Field Services LP, as amended	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 3.1
3.2	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP	Registrant’s Form 8-K filed November 15, 2017	File No. 001-36413	Exhibit 3.1
4.1	Specimen Unit Certificate representing common units (included with Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP as Exhibit A thereto)	Registrant’s Form 8-K filed April 22, 2014	File No. 001-36413	Exhibit 3.1
4.2	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.1
4.3	First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.2
4.4	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
4.5	Second Supplemental Indenture, dated as of March 9, 2017, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed March 9, 2017	File No. 001-36413	Exhibit 4.2
4.6	Third Supplemental Indenture, dated as of May 10, 2018, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 10, 2018	File No. 001-36413	Exhibit 4.2
4.7	Fourth Supplemental Indenture, dated as of September 13, 2019, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed September 13, 2019	File No. 001-36413	Exhibit 4.2
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	November 6, 2019	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)