Form 10-Q
period 2020-06-30
Enable Midstream Partners, LP
filed 2020-08-05
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of July 17, 2020, there were 435,462,758 common units outstanding.

ENABLE MIDSTREAM PARTNERS, LP
FORM 10-Q

AVAILABLE INFORMATION

Our website is www.enablemidstream.com. On the investor relations tab of our website, http://investors.enablemidstream.com, we make available free of charge a variety of information to investors. Our goal is to maintain the investor relations tab of our website as a portal through which investors can easily find or navigate to pertinent information about us, including but not limited to:
•our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;
•press releases on quarterly distributions, quarterly earnings, and other developments;
•governance information, including our governance guidelines, committee charters, and code of ethics and business conduct;
•information on events and presentations, including an archive of available calls, webcasts, and presentations;
•news and other announcements that we may post from time to time that investors may find useful or interesting; and
•opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

Information contained on our website or any other website is not incorporated by reference into this report and does not constitute a part of this report.

i

GLOSSARY OF TERMS

2019 Term Loan Agreement.	Unsecured term loan agreement dated January 29, 2019, by and among Enable Midstream Partners, LP and Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto.
2024 Notes.	$600 million aggregate principal amount of the Partnership’s 3.900% senior notes due 2024.
2027 Notes.	$700 million aggregate principal amount of the Partnership’s 4.400% senior notes due 2027.
2028 Notes.	$800 million aggregate principal amount of the Partnership’s 4.950% senior notes due 2028.
2029 Notes.	$550 million aggregate initial principal amount of the Partnership’s 4.150% senior notes due 2029.
2044 Notes.	$550 million aggregate initial principal amount of the Partnership’s 5.000% senior notes due 2044.
Adjusted EBITDA.	A non-GAAP measure calculated as net income attributable to limited partners plus depreciation and amortization expense, interest expense, net of interest income, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity-based compensation, change in fair value of derivatives not designated as hedging instruments, certain other non-cash gains and losses (including gains and losses on retirement of assets, sales of assets and write-downs of materials and supplies), gain on extinguishment of debt and impairments, less the noncontrolling interest allocable to Adjusted EBITDA.
Adjusted interest expense.	A non-GAAP measure calculated as interest expense plus interest income, amortization of premium on long-term debt and capitalized interest on expansion capital, less amortization of debt costs and discount on long-term debt.
Annual Report.	Annual Report on Form 10-K for the year ended December 31, 2019.
ASC.	Accounting Standards Codification.
ASU.	Accounting Standards Update.
Atoka.	Atoka Midstream LLC, in which the Partnership owns a 50% interest, which provides gathering and processing services to customers in the Arkoma Basin in Oklahoma.
ATM Program.	The offer and sale, from time to time, of common units representing limited partner interests having an aggregate offering price of up to $200 million in quantities, by sales methods and at prices determined by market conditions and other factors at the time of such sales, pursuant to that certain ATM Equity Offering Sales Agreement, entered into on May 12, 2017.
Barrel.	42 U.S. gallons of petroleum products.
Bbl.	Barrel.
Bbl/d.	Barrels per day.
Bcf/d.	Billion cubic feet per day.
Board of Directors.	The board of directors of Enable GP, LLC.
Btu.	British thermal unit. When used in terms of volume, Btu refers to the amount of natural gas required to raise the temperature of one pound of water by one degree Fahrenheit at one atmospheric pressure.
CenterPoint Energy.	CenterPoint Energy, Inc., a Texas corporation, and its subsidiaries.
Condensate.	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
DCF.	Distributable Cash Flow, a non-GAAP measure calculated as Adjusted EBITDA, as further adjusted for Series A Preferred Unit distributions, distributions for phantom and performance units, Adjusted interest expense, maintenance capital expenditures and current income taxes.
Distribution coverage ratio.	A non-GAAP measure calculated as DCF divided by distributions related to common unitholders.
EGT.	Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates an approximately 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex Basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas.
Enable GP.	Enable GP, LLC, the general partner of Enable Midstream Partners, LP.
EOCS.	Enable Oklahoma Crude Services, LLC, formerly Velocity Holdings, LLC, a wholly owned subsidiary of the Partnership that provides crude oil and condensate gathering services in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.
EOIT.	Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates an approximately 2,200-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

EOIT Senior Notes.	$250 million aggregate principal amount of EOIT’s 6.25% senior notes that were repaid in March 2020.
ESCP.	Enable South Central Pipeline, LLC, formerly Velocity Pipeline Partners, LLC, in which the Partnership, through EOCS, owns a 60% joint venture interest in a 26-mile pipeline system with a third party which owns and operates a refinery connected to the EOCS system.
ETGP.	Enable Texola Gathering & Processing, LLC, formerly Align Midstream, LLC, a wholly owned subsidiary of the Partnership that provides natural gas gathering and processing services to customers in the Cotton Valley and Haynesville plays of the Ark-La-Tex Basin in Texas.
Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
GAAP.	Accounting principles generally accepted in the United States of America.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
Gross margin.	A non-GAAP measure calculated as Total revenues minus Cost of natural gas and natural gas liquids, excluding depreciation and amortization.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
LIBOR.	London Interbank Offered Rate.
March 31 Quarterly Report.	Quarterly Report on Form 10-Q for the period ended March 31, 2020.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
Moody’s.	Moody’s Investor Services.
MRT.	Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.
NGA.	Natural Gas Act of 1938.
NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.
NYMEX.	New York Mercantile Exchange.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries.
OPEC.	Organization of the Petroleum Exporting Countries.
Partnership.	Enable Midstream Partners, LP, and its subsidiaries.
Partnership Agreement.	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of November 14, 2017.
PHMSA.	Pipeline and Hazardous Materials Safety Administration.
Revolving Credit Facility.	$1.75 billion senior unsecured revolving credit facility.
S&P.	Standard & Poor’s Rating Services.
SCOOP.	South Central Oklahoma Oil Province.
SEC.	Securities and Exchange Commission.
Series A Preferred Units.	10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in the Partnership.
SESH.	Southeast Supply Header, LLC, in which the Partnership owns a 50% interest, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast.
STACK.	Sooner Trend Anadarko Canadian and Kingfisher Counties.
TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report and in our March 31 Quarterly Report. Those risk factors and other factors noted throughout this report and in our Annual Report and in our March 31 Quarterly Report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•changes in general economic conditions, including the material and adverse consequences of the COVID-19 pandemic and its unfolding impact on the global and national economy;
•competitive conditions in our industry;
•actions taken by our customers and competitors;
•the supply and demand for natural gas, NGLs, crude oil and midstream services;
•the actions of the Organization of Petroleum Exporting Countries (OPEC) and other significant producers and governments;
•our ability to successfully implement our business plan;
•our ability to complete internal growth projects on time and on budget;
•the price and availability of debt and equity financing;
•strategic decisions by CenterPoint Energy and OGE Energy regarding their ownership of us and Enable GP;
•operating hazards and other risks incidental to transporting, storing, gathering and processing natural gas, NGLs, crude oil and midstream products;
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•world health events, including the ongoing COVID-19 pandemic and the economic effects of the pandemic;
•interest rates;
•the timing and extent of changes in labor and material prices;
•labor relations;
•large customer defaults;
•changes in the availability and cost of capital;
•changes in tax status;
•the effects of existing and future laws and governmental regulations;
•changes in insurance markets impacting costs and the level and types of coverage available;
•the timing and extent of changes in commodity prices;
•the suspension, reduction or termination of our customers’ obligations under our commercial agreements;
•disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;
•the effects of current or future litigation, including the recent U.S. Supreme Court ruling involving the Muscogee (Creek) Nation reservation in Eastern Oklahoma; and
•other factors set forth in this report and our other filings with the SEC, including our Annual Report and our March 31 Quarterly Report.

Forward-looking statements speak only as of the date on which they are made. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 13)):
Product sales	$196	$393	$484	$836
Service revenues	319	342	679	694
Total Revenues	515	735	1,163	1,530
Cost and Expenses (including expenses from affiliates (Note 13)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	177	317	403	695
Operation and maintenance	115	99	217	202
General and administrative	21	25	45	51
Depreciation and amortization	105	110	209	215
Impairments (Note 7)	—	—	28	—
Taxes other than income tax	17	17	35	35
Total Cost and Expenses	435	568	937	1,198
Operating Income	80	167	226	332
Other Income (Expense):
Interest expense	(46)	(48)	(93)	(94)
Equity in earnings of equity method affiliate	5	4	11	7
Other, net	5	1	5	1
Total Other Expense	(36)	(43)	(77)	(86)
Income Before Income Tax	44	124	149	246
Income tax benefit	—	—	—	(1)
Net Income	$44	$124	$149	$247
Less: Net (loss) income attributable to noncontrolling interest	—	—	(7)	1
Net Income Attributable to Limited Partners	$44	$124	$156	$246
Less: Series A Preferred Unit distributions (Note 6)	9	9	18	18
Net Income Attributable to Common Units (Note 5)	$35	$115	$138	$228

Basic earnings per unit (Note 5)
Common units	$0.08	$0.26	$0.32	$0.52
Diluted earnings per unit (Note 5)
Common units	$0.08	$0.26	$0.30	$0.52

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Net income	$44	$124	$149	$247
Other comprehensive loss:
Unrealized losses on derivative instruments	—	(3)	(6)	(3)
Other comprehensive loss	—	(3)	(6)	(3)
Comprehensive income	44	121	143	244
Less: Comprehensive (loss) income attributable to noncontrolling interest	—	—	(7)	1
Comprehensive income attributable to Limited Partners	$44	$121	$150	$243

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

	(In millions)
Current Assets:
Cash and cash equivalents	$11	$4
Accounts receivable, net of allowance for doubtful accounts (Note 1)	223	244
Accounts receivable—affiliated companies	15	25
Inventory	43	46
Gas imbalances	38	35
Other current assets	44	35
Total current assets	374	389
Property, Plant and Equipment:
Property, plant and equipment	13,172	13,161
Less: Accumulated depreciation and amortization	2,430	2,291
Property, plant and equipment, net	10,742	10,870
Other Assets:
Intangible assets, net	570	601
Goodwill	—	12
Investment in equity method affiliate	301	309
Other, net of allowance for doubtful accounts (Note 1)	74	85
Total other assets	945	1,007
Total Assets	$12,061	$12,266
Current Liabilities:
Accounts payable	$88	$161
Accounts payable—affiliated companies	2	1
Current portion of long-term debt	—	251
Short-term debt	30	155
Taxes accrued	38	32
Gas imbalances	19	19
Other	113	161
Total current liabilities	290	780
Other Liabilities:
Accumulated deferred income taxes, net	5	4
Regulatory liabilities	25	24
Other	75	80
Total other liabilities	105	108
Long-Term Debt	4,349	3,969
Commitments and Contingencies (Note 14)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at June 30, 2020 and December 31, 2019)	362	362
Common Units (435,454,209 issued and outstanding at June 30, 2020 and 435,201,365 issued and outstanding at December 31, 2019)	6,937	7,013
Accumulated other comprehensive loss	(9)	(3)
Noncontrolling interest	27	37
Total Partners’ Equity	7,317	7,409
Total Liabilities and Partners’ Equity	$12,061	$12,266

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(In millions)
Cash Flows from Operating Activities:
Net income	$149	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209	215
Deferred income taxes	1	(1)
Impairments	28	—
Net loss on sale/retirement of assets	17	2
Gain on extinguishment of debt	(5)	—
Equity in earnings of equity method affiliate	(11)	(7)
Return on investment in equity method affiliate	11	7
Equity-based compensation	7	9
Amortization of debt costs and discount	1	—
Changes in other assets and liabilities:
Accounts receivable, net	20	58
Accounts receivable—affiliated companies	10	(1)
Inventory	3	4
Gas imbalance assets	(3)	3
Other current assets	(10)	(3)
Other assets	3	6
Accounts payable	(71)	(111)
Accounts payable—affiliated companies	1	(1)
Gas imbalance liabilities	—	(4)
Other current liabilities	(45)	15
Other liabilities	(4)	(11)
Net cash provided by operating activities	311	427
Cash Flows from Investing Activities:
Capital expenditures	(102)	(252)
Proceeds from sale of assets	19	—
Return of investment in equity method affiliate	8	9
Other, net	2	(9)
Net cash used in investing activities	(73)	(252)
Cash Flows from Financing Activities:
(Decrease) increase in short-term debt	(125)	32
Proceeds from long-term debt, net of issuance costs	—	850
Repayment of long-term debt	(267)	(500)
Proceeds from Revolving Credit Facility	869	—
Repayment of Revolving Credit Facility	(469)	(250)
Distributions to common unitholders	(216)	(276)
Distributions to preferred unitholders	(18)	(18)
Distributions to non-controlling interests	(3)	(2)
Cash paid for employee equity-based compensation	(2)	(23)
Net cash used in financing activities	(231)	(187)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7	(12)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4	22
Cash, Cash Equivalents and Restricted Cash at End of Period	$11	$10
See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2019	15	$362	435	$7,013	$(3)	$37	$7,409
Net income (loss)	—	9	—	103	—	(7)	105
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Distributions	—	(9)	—	(144)	—	(3)	(156)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	—	—	—	(3)	—	—	(3)
Balance as of March 31, 2020	15	$362	435	$6,972	$(9)	$27	$7,352
Net income	—	9	—	35	—	—	44
Distributions	—	(9)	—	(72)	—	—	(81)
Equity-based compensation, net of units for employee taxes	—	—	—	2	—	—	2
Balance as of June 30, 2020	15	$362	435	$6,937	$(9)	$27	$7,317

	Six Months Ended June 30, 2019
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2018	15	$362	433	$7,218	$—	$38	$7,618
Net income	—	9	—	113	—	1	123
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	2	(10)	—	—	(10)
Balance as of March 31, 2019	15	$362	435	$7,183	$—	$38	$7,583
Net income	—	9	—	115	—	—	124
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of June 30, 2019	15	$362	435	$7,163	$(3)	$37	$7,559
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

As of June 30, 2020, CenterPoint Energy held approximately 53.7% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.5% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of June 30, 2020, the Partnership owned a 50% interest in SESH. See Note 8 for further discussion of SESH. For the six months ended June 30, 2020, the Partnership held a 50% ownership in Atoka and consolidated Atoka in its Condensed Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, the Partnership held a 60% interest in ESCP, which is consolidated in its Condensed Consolidated Financial Statements as EOCS acted as the managing member of ESCP and had control over the operations of ESCP.

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

The condensed consolidated financial statements and the related notes reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Partnership’s Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, (d) acquisitions and dispositions of businesses, assets and other interests, and (e) the impact of the ongoing COVID-19 pandemic and the economic effects of the pandemic which have resulted in a substantial decrease in natural gas, NGLs and crude oil prices.

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

Sales and Retirements of Assets

On September 23, 2019, the Partnership entered into an agreement to sell its undivided 1/12th interest in the Bistineau Storage Facility in Louisiana for approximately $19 million. On January 27, 2020, FERC approved the sale. The Partnership closed the sale on April 1, 2020. We did not recognize a gain or loss on this transaction.

In April 2020, we sustained damage to an approximately 100-mile gas gathering system in the Ark-La-Tex Basin of our gathering and processing segment. We have ceased operation of this system and are in the process of retiring it. We recognized a loss on retirement of approximately $20 million during the three months ended June 30, 2020, which is included in Operation and maintenance expense in the Condensed Consolidated Statements of Income.

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

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The determination of the allowance for doubtful accounts requires management to make estimates and judgments regarding our customers’ ability to pay. The allowance for doubtful accounts is determined based primarily upon the historical loss-rate method established for various pools of accounts receivables with similar levels of credit risk. The historical loss-rates are then adjusted, as necessary, based on current conditions and forecast information that could result in future uncollectable amounts. On an ongoing basis, we evaluate our customers’ financial strength and liquidity based on aging of accounts receivable, payment history, and review of other relevant information, including ratings agency credit ratings and alerts, publicly available reports and news releases, and bank and trade references. It is the policy of management to review the outstanding accounts receivable and other receivable balances within other assets at least quarterly, giving consideration to credit losses, the aging of receivables, specific customer circumstances that may impact their ability to pay the amounts due and current and forecast economic conditions over the assets contractual lives. The following table summarizes the required allowance for doubtful accounts.

	June 30, 2020	January 1, 2020

	(In millions)
Accounts receivable	$2	$2
Other assets	3	3
Total Allowance for doubtful accounts	$5	$5

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded write-downs to net realizable value related to natural gas and natural gas liquids inventory of $1 million and $5 million during the three months ended June 30, 2020 and 2019, respectively, and $7 million and $6 million during the six months ended June 30, 2020 and 2019, respectively.

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

(3) Revenues

The following tables disaggregate total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$47	$57	$(53)	$51
Natural gas liquids	143	3	(3)	143
Condensate	7	—	—	7
Total revenues from natural gas, natural gas liquids, and condensate	197	60	(56)	201
Loss on derivative activity	(4)	(1)	—	(5)
Total Product sales	$193	$59	$(56)	$196
Service revenues:
Demand revenues	$34	$113	$—	$147
Volume-dependent revenues	164	11	(3)	172
Total Service revenues	$198	$124	$(3)	$319
Total Revenues	$391	$183	$(59)	$515

	Three Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$94	$108	$(95)	$107
Natural gas liquids	237	5	(5)	237
Condensate	33	—	—	33
Total revenues from natural gas, natural gas liquids, and condensate	364	113	(100)	377
Gain on derivative activity	15	1	—	16
Total Product sales	$379	$114	$(100)	$393
Service revenues:
Demand revenues	$68	$123	$—	$191
Volume-dependent revenues	140	15	(4)	151
Total Service revenues	$208	$138	$(4)	$342
Total Revenues	$587	$252	$(104)	$735

	Six Months Ended June 30, 2020
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$103	$130	$(113)	$120
Natural gas liquids	315	5	(5)	315
Condensate	34	—	—	34
Total revenues from natural gas, natural gas liquids, and condensate	452	135	(118)	469
Gain (loss) on derivative activity	16	(1)	—	15
Total Product sales	$468	$134	$(118)	$484
Service revenues:
Demand revenues	$73	$255	$—	$328
Volume-dependent revenues	327	28	(4)	351
Total Service revenues	$400	$283	$(4)	$679
Total Revenues	$868	$417	$(122)	$1,163

	Six Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$222	$270	$(236)	$256
Natural gas liquids	507	11	(11)	507
Condensate	67	—	—	67
Total revenues from natural gas, natural gas liquids, and condensate	796	281	(247)	830
Gain on derivative activity	6	—	—	6
Total Product sales	$802	$281	$(247)	$836
Service revenues:
Demand revenues	$128	$254	$—	$382
Volume-dependent revenues	287	33	(8)	312
Total Service revenues	$415	$287	$(8)	$694
Total Revenues	$1,217	$568	$(255)	$1,530

MRT Rate Case Settlements

In June 2018, MRT filed a general NGA rate case (the 2018 Rate Case), and in October 2019, MRT filed a second rate case (the 2019 Rate Case). MRT began collecting the rates proposed in the 2018 Rate Case, subject to refund, on January 1, 2019. On March 26, 2020, FERC issued an order approving settlements filed in the 2018 Rate Case and the 2019 Rate Case. Upon issuance of the order and approval of the settlement of the MRT rate cases, the Partnership recognized $17 million of revenues from amounts previously held in reserve related to transportation and storage services performed in 2019. In May 2020, $21 million previously held in reserve was refunded to customers, which is inclusive of interest.

Accounts Receivable

The following table summarizes the components of accounts receivable, net of allowance for doubtful accounts.

	June 30, 2020	December 31, 2019

	(In millions)
Accounts Receivable:
Customers	$205	$239
Contract assets (1)	29	18
Non-customers	4	12
Total Accounts Receivable (2)	$238	$269
____________________
(1)Contract assets reflected in Total Accounts Receivable include accrued minimum volume commitments. Contract assets are primarily attributable to revenues associated with estimated shortfall volumes on certain annual minimum volume commitment arrangements. Total Accounts Receivable does not include contract assets related to firm service transportation contracts with tiered rates of $8 million as of June 30, 2020 and $6 million as of December 31, 2019, which are reflected in Other Assets.
(2)Total Accounts Receivable includes Accounts receivable, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment.

The table below summarizes the change in the contract liabilities.

	June 30, 2020	December 31, 2019	Amounts recognized in revenues

	(In millions)
Deferred revenues (1)	$48	$48	$20

The table below summarizes the timing of recognition of these contract liabilities as of June 30, 2020.

	2020	2021	2022	2023	2024 and After
	(In millions)
Deferred revenues (1)	$21	$8	$6	$6	$7
____________________
(1)Deferred revenues includes deferred revenue—affiliated companies. This amount is included in Other current liabilities and Other long-term liabilities.

Remaining Performance Obligations

Our remaining performance obligations consist primarily of firm arrangements and minimum volume commitment arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as Service revenues in the Condensed Consolidated Statements of Income. The table below summarizes the timing of recognition of the remaining performance obligations as of June 30, 2020.

	2020	2021	2022	2023	2024 and After
	(In millions)
Transportation and Storage	$233	$406	$345	$324	$1,167
Gathering and Processing	57	121	123	121	313
Total remaining performance obligations	$290	$527	$468	$445	$1,480

(4) Leases

As of June 30, 2020, we have right-of-use assets of $28 million recorded as Other Assets, $5 million of corresponding obligations recorded as Other Current Liabilities and $26 million of corresponding obligations recorded as Other Liabilities on the Partnership’s Condensed Consolidated Balance Sheet. All lease obligations outstanding during the three and six months ended June 30, 2020 were classified as operating leases, therefore all cash flows are reflected in Cash Flows from Operating Activities.

The following table presents the Partnership’s rental costs associated with field equipment and buildings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Rental Costs:
Field equipment	$4	$5	$9	$12
Office space	1	2	2	4

As of June 30, 2020, the weighted average remaining lease term is 6.9 years and the weighted average discount rate is 5.46%.

The following tables present the Partnership’s lease cost.

	Three Months Ended June 30, 2020
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Cost:
Operating lease cost	$1	$—	$1
Short-term lease cost	4	—	4
Total Lease Cost	$5	$—	$5

	Three Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Cost:
Operating lease cost	$3	$—	$3
Short-term lease cost	4	—	4
Total Lease Cost	$7	$—	$7

	Six Months Ended June 30, 2020
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Cost:
Operating lease cost	$3	$—	$3
Short-term lease cost	7	—	7
Variable lease cost	1	—	1
Total Lease Cost	$11	$—	$11

	Six Months Ended June 30, 2019
	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Lease Cost:
Operating lease cost	$5	$—	$5
Short-term lease cost	10	1	11
Total Lease Cost	$15	$1	$16

Under ASC 842, as of June 30, 2020, the Partnership has operating lease obligations expiring at various dates. The $4 million difference between undiscounted cash flows for operating leases and our $31 million of lease obligations is due to the impact of the applicable discount rate. Undiscounted cash flows for operating lease liabilities are as follows:

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025 and After	Total

	(In millions)
Noncancellable operating leases	$4	$6	$5	$5	$4	$11	$35

(5) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common units.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except per unit data)
Net income	$44	$124	$149	$247
Net (loss) income attributable to noncontrolling interest	—	—	(7)	1
Series A Preferred Unit distributions	9	9	18	18
General partner interest in net income	—	—	—	—
Net income available to common unitholders	$35	$115	$138	$228

Net income allocable to common units	$35	$115	$138	$228
Dilutive effect of Series A Preferred Unit distributions	—	—	18	—
Diluted net income allocable to common units	$35	$115	$156	$228

Basic earnings per unit
Common units	$0.08	$0.26	$0.32	$0.52

Basic weighted average number of common units outstanding (1)	437	437	437	436
Dilutive effect of Series A Preferred Units	—	—	79	—
Diluted weighted average number of common units outstanding	437	437	516	436

Diluted earnings per unit
Common units	$0.08	$0.26	$0.30	$0.52
____________________
(1)Basic weighted average number of outstanding common units includes approximately two million time-based phantom units for the three and six months ended June 30, 2020, and one million time-based phantom units for the three and six months ended June 30, 2019.

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

The Partnership paid or has authorized payment of the following cash distributions to common unitholders, as applicable, during 2020 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2020 (1)	August 18, 2020	August 25, 2020	$0.16525	$72
March 31, 2020	May 19, 2020	May 27, 2020	0.16525	72
December 31, 2019	February 18, 2020	February 25, 2020	0.3305	144
September 30, 2019	November 19, 2019	November 26, 2019	0.3305	144
June 30, 2019	August 20, 2019	August 27, 2019	0.3305	144
March 31, 2019	May 21, 2019	May 29, 2019	0.318	138
_____________________
(1)The Board of Directors declared a $0.16525 per common unit cash distribution on August 4, 2020, to be paid on August 25, 2020 to common unitholders of record at the close of business on August 18, 2020.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2020 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
June 30, 2020 (1)	August 4, 2020	August 14, 2020	$0.625	$9
March 31, 2020	May 5, 2020	May 15, 2020	0.625	9
December 31, 2019	February 7, 2020	February 14, 2020	0.625	9
September 30, 2019	November 5, 2019	November 14, 2019	0.625	9
June 30, 2019	August 2, 2019	August 14, 2019	0.625	9
March 31, 2019	April 29, 2019	May 15, 2019	0.625	9
_____________________
(1)The Board of Directors declared a $0.625 per Series A Preferred Unit cash distribution on August 4, 2020, to be paid on August 14, 2020, to Series A Preferred unitholders of record at the close of business on August 4, 2020.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The registration statement filed with the SEC for the ATM Program expired on May 12, 2020, and the Partnership did not file a replacement registration statement.

(7) Impairments of Long-lived Assets and Goodwill

Impairment of Long-lived Assets

The Partnership periodically evaluates long-lived assets, including property, plant and equipment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. Due to decreases in natural gas and NGL market prices during 2020 as a result of the ongoing COVID-19 pandemic and the economic effects of the pandemic, together with the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia, as of March 31, 2020, management reassessed the carrying value of the Atoka assets, in which the Partnership owns a 50% interest in the consolidated joint venture, which is a component of the gathering and processing segment. Based on forecasted future undiscounted cash flows, management determined that the carrying value of the Atoka assets were not fully recoverable. The Partnership utilized the income approach (generally accepted valuation approach) to estimate the fair value of these assets. The primary inputs are forecasted cash flows and the discount rate. The fair value measurement is based on inputs that are not observable in the market and thus represent Level 3 inputs. Applying a discounted cash flow model to the property, plant and equipment, the Partnership recognized a $16 million impairment, which is included in Impairments on the Condensed Consolidated Statements of Income during the six months ended June 30, 2020.

Impairment of Goodwill

In the fourth quarter of 2017, as a result of the acquisition of ETGP, the Partnership recorded $12 million of goodwill associated with the Ark-La-Tex Basin reporting unit, included in the gathering and processing reportable segment.

The Partnership tests its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. During 2020, the commodity price declines due to the existing oversupply of crude oil, NGLs and natural gas were exacerbated by the ongoing COVID-19 pandemic and the economic effects of the pandemic, in addition to the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia in the first quarter. Despite the subsequent agreement in April 2020 by a coalition of nations including Russia and Saudi Arabia to reduce production of crude oil, the price of NGLs and crude oil have remained significantly lower than pre-pandemic levels. Amid such crude oil, NGL and natural gas price declines, producers have been cutting back spending and shifting their focus from emphasizing reserves growth, to increasing net cash flows and reducing outstanding debt, which consequently resulted in a decrease in rig count and in forecasted producer activity in the Ark-La-Tex Basin reporting unit during the first quarter of 2020. At the same time, unit prices and market multiples for midstream companies with gathering and processing operations have dropped to their lowest levels in the last three years. Due to the continuing decrease in forward commodity prices, the reduction in forecasted producer activities, the resulting decrease in our forecasted cash flows and the increase in the weighted average cost of capital, the Partnership determined that the fair value of the goodwill associated with our Ark-La-Tex Basin reporting unit would more likely than not be impaired. As a result, the Partnership performed a quantitative test for our goodwill and determined that the carrying value of the Ark-La-Tex Basin reporting unit exceeded its fair value and that goodwill associated with the Ark-La-Tex Basin was completely impaired in the amount of $12 million. The impairment is included in Impairments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2020.

The following table presents the change in carrying amount of goodwill in each of our reportable segments.

	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Balance as of December 31, 2019	$12	$—	$12
Goodwill impairment	(12)	—	(12)
Balance as of June 30, 2020	$—	$—	$—

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

The Partnership shares operations of SESH with Enbridge, Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $2 million and $7 million during the three months ended June 30, 2020 and 2019, respectively, and $8 million and $10 million during the six months ended June 30, 2020 and 2019, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income. The following table presents the amount of Equity in earnings of equity method affiliate recognized and Distributions from equity method affiliate received.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Equity in Earnings of Equity Method Affiliate	$5	$4	$11	$7
Distributions from Equity Method Affiliate (1)	$9	$4	$19	$16
___________________
(1)Distributions from equity method affiliate includes a $5 million and $4 million return on investment and a $4 million and $0 return of investment for the three months ended June 30, 2020 and 2019, respectively. Distributions from equity method affiliate includes an $11 million and $7 million return on investment and an $8 million and $9 million return of investment for the six months ended June 30, 2020 and 2019, respectively.

The following table includes the summarized financial information of SESH.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Income Statements:
Revenues	$28	$27	$55	$54
Operating income	$13	$11	$29	$22
Net income	$10	$7	$21	$14

(9) Debt

The following table presents the Partnership’s outstanding debt.

	June 30, 2020			December 31, 2019
	Outstanding Principal	Discount (1)	Total Debt	Outstanding Principal	Premium (Discount) (1)	Total Debt

	(In millions)
Commercial Paper	$30	$—	$30	$155	$—	$155
Revolving Credit Facility	400	—	400	—	—	—
2019 Term Loan Agreement	800	—	800	800	—	800
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(2)	698	700	(2)	698
2028 Notes	800	(5)	795	800	(5)	795
2029 Notes	547	(1)	546	550	(1)	549
2044 Notes	531	—	531	550	—	550
EOIT Senior Notes	—	—	—	250	1	251
Total debt	$4,408	$(8)	$4,400	$4,405	$(7)	$4,398
Less: Short-term debt (2)			30			155
Less: Current portion of long-term debt (3)			—			251
Less: Unamortized debt expense (4)			21			23
Total long-term debt			$4,349			$3,969
____________________
(1)Unamortized premium (discount) on long-term debt is amortized over the life of the respective debt.
(2)Short-term debt includes $30 million and $155 million of outstanding commercial paper as of June 30, 2020 and December 31, 2019, respectively.
(3)As of December 31, 2019, Current portion of long-term debt included $251 million outstanding balance of the EOIT Senior Notes which were repaid in March 2020.
(4)As of June 30, 2020 and December 31, 2019, there was an additional $4 million of unamortized debt expense related to the Revolving Credit Facility included in Other assets, not included above.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $30 million and $155 million outstanding under our commercial paper program at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the weighted average interest rate for the outstanding commercial paper was 1.00%.

Revolving Credit Facility

The Partnership’s Revolving Credit Facility is a $1.75 billion, five-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of June 30, 2020, there were $400 million principal advances and $3 million in letters of credit outstanding under the Revolving Credit Facility. As of June 30, 2020, the weighted average interest rate of the Revolving Credit Facility was 1.92%.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated credit ratings from S&P, Moody’s and Fitch Ratings. As of June 30, 2020, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s credit ratings. As of June 30, 2020, the commitment fee under the restated Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

2019 Term Loan Agreement

On January 29, 2019, the Partnership entered into an unsecured term loan agreement with Bank of America, N.A., as administrative agent, and the several lenders thereto. As of June 30, 2020, there was $800 million outstanding under the 2019 Term Loan Agreement. The 2019 Term Loan Agreement has a scheduled maturity date of January 29, 2022, but contains an option, which may be exercised up to two times, to extend the maturity date for an additional one-year term. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s credit ratings. The applicable margin shall equal, (1) in the case of interest rates determined by reference to the eurodollar rate, between 0.75% and 1.50% per annum and (2) in the case of interest rates determined by reference to the alternate base rate, between 0% and 0.50% per annum. As of June 30, 2020, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. As of June 30, 2020, the weighted average interest rate of the 2019 Term Loan Agreement was 2.12%, including the impact of the associated interest rate derivatives designated as hedging instruments for accounting purposes.

Senior Notes

As of June 30, 2020, the Partnership’s debt included the 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2044 Notes, which had $8 million of unamortized discount and $21 million of unamortized debt expense at June 30, 2020, resulting in effective interest rates of 4.01%, 4.56%, 5.19%, 4.31% and 5.09%, respectively, during the six months ended June 30, 2020. In March 2020, the Partnership’s EOIT Senior Notes matured and were paid using proceeds from the Revolving Credit Facility.

During the three months ended June 30, 2020, the Partnership repurchased $22 million aggregate principal amount of the 2029 Notes and 2044 Notes in open market transactions for approximately $17 million plus accrued interest, which resulted in a $5 million gain on extinguishment of debt. The gain is included in Other, net in the Condensed Consolidated Statements of Income.

As of June 30, 2020, the Partnership was in compliance with all of its debt agreements, including financial covenants.

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

Quantitative Disclosures Related to Derivative Instruments Not Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were not designated as hedging instruments for accounting purposes.

	June 30, 2020		December 31, 2019
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	6	26	10	19
Financial basis futures/swaps	5	39	11	30
Financial swaptions (2)	—	9	—	2
Physical purchases/sales	—	3	—	6
Crude oil (for condensate)— MBbl (3)
Financial futures/swaps	—	540	—	990
Financial swaptions (2)	—	150	—	225
Natural gas liquids— MBbl (4)
Financial futures/swaps	1,830	1,840	2,490	2,415
Financial options	—	60	—	—
____________________
(1)As of June 30, 2020, 88.1% of the natural gas contracts had durations of one year or less and 11.9% had durations of more than one year and less than two years. As of December 31, 2019, 86.6% of the natural gas contracts had durations of one year or less and 13.4% had durations of more than one year and less than two years.
(2)The notional volume contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional volume hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.
(3)As of June 30, 2020, 91.3% of the crude oil (for condensate) contracts had durations of one year or less and 8.7% had durations of more than one year and less than two years. As of December 31, 2019, 72.8% of the crude oil (for condensate) contracts had durations of one year or less and 27.2% had durations of more than one year and less than two years.
(4)As of June 30, 2020, 97.5% of the natural gas liquids contracts had durations of one year or less and 2.5% had durations of more than one year and less than two years. As of December 31, 2019, 72.2% of the natural gas liquids contracts had durations of one year or less and 27.8% had durations of more than one year and less than two years.

Derivatives Designated as Hedging Instruments

Derivative instruments designated as hedging instruments for accounting purposes are utilized in managing the Partnership’s interest rate risk exposures.

Quantitative Disclosures Related to Derivative Instruments Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were designated as hedging instruments for accounting purposes.

	June 30, 2020	December 31, 2019
	Gross Notional Value
	(In millions)
Interest rate swaps	$300	$300

Balance Sheet Presentation Related to Derivative Instruments

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were not designated as hedging instruments for accounting purposes.

		June 30, 2020		December 31, 2019
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$7	$7	$7	$5
Financial swaptions	Other Current	1	2	—	—
Physical purchases/sales	Other Current	2	—	5	—
Financial futures/swaps	Other	—	—	—	1
Financial swaptions	Other	1	1	—	—
Crude oil (for condensate)
Financial futures/swaps	Other Current	2	14	1	19
Financial swaptions	Other Current	3	—	—	—
Financial futures/swaps	Other	—	2	—	8
Natural gas liquids
Financial futures/swaps	Other Current	20	3	25	3
Financial futures/swaps	Other	2	—	11	2
Total gross commodity derivatives (1)		$38	$29	$49	$38
_____________________
(1)See Note 11 for a reconciliation of the Partnership’s commodity derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were designated as hedging instruments for accounting purposes.

		June 30, 2020		December 31, 2019
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Interest rate swaps	Other Current	$—	$6	$—	$1
Interest rate swaps	Other	—	3	—	2
Total gross interest rate derivatives (1)		$—	$9	$—	$3
_____________________
(1)All interest rate derivative instruments that were designated as cash flow hedges are considered Level 2 as of June 30, 2020 and December 31, 2019.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Natural gas
Financial futures/swaps gains (losses)	$(1)	$9	$3	$8
Financial swaptions losses	(1)	—	(2)	—
Physical purchases/sales gains	—	1	1	—
Crude oil (for condensate)
Financial futures/swaps gains (losses)	(7)	(10)	12	(21)
Financial swaptions gains (losses)	(2)	—	2	—
Natural gas liquids
Financial futures/swaps gains (losses)	6	16	(1)	19
Total	$(5)	$16	$15	$6

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended June 30, 2020 and 2019, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Change in fair value of commodity derivatives	$(12)	$11	$(2)	$(1)
Realized gain on commodity derivatives	7	5	17	7
Gain (loss) on commodity derivative activity	$(5)	$16	$15	$6

The following table presents the effect of derivative instruments that were designated as hedging instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Interest rate swaps losses	$(1)	$—	$(1)	$—
Total	$(1)	$—	$(1)	$—

Interest rate derivatives designated as hedges are recognized in income once settled. Settlement amounts recognized in income for the periods ended June 30, 2020 and 2019 are reported in Interest expense.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s or S&P were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of June 30, 2020, under these obligations, the Partnership has posted no cash collateral related to natural gas swaps and swaptions, crude oil swaps and swaptions and NGL swaps and $1 million of additional collateral would be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating. In certain situations where the Partnership’s credit rating is lowered by Moody’s or S&P, the Partnership could be subject to an early termination event related to certain derivative instruments, which could result in a cash settlement of the instruments at market values on the date of such early termination.

(11) Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three and six months ended June 30, 2020, there were no transfers between levels. As of June 30, 2020, there were no contracts classified as Level 3.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below.

The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments.

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$400	$400	$—	$—
2019 Term Loan Agreement (Level 2)	800	800	800	800
2024 Notes (Level 2)	600	588	600	614
2027 Notes (Level 2)	698	648	698	698
2028 Notes (Level 2)	795	742	795	811
2029 Notes (Level 2)	546	476	549	526
2044 Notes (Level 2)	531	424	550	506
EOIT Senior Notes (Level 2)	—	—	251	252
____________________
(1) Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $30 million and $155 million of commercial paper was outstanding as of June 30, 2020 and December 31, 2019, respectively.

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of June 30, 2020, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities, other than those discussed in Note 7.

Based upon review of forecast undiscounted cash flows as of June 30, 2020, all of the asset groups were considered recoverable, other than those discussed in Note 7. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions, including the oversupply of crude oil, NGLs and natural gas as well as the ongoing COVID-19 pandemic and the economic effects of the pandemic, could reduce forecast undiscounted cash flows.

Contracts with Master Netting Arrangements

As of June 30, 2020, the Partnership’s Level 2 interest rate derivatives are recorded as liabilities with no netting adjustments.

The following tables summarize the Partnership’s other assets and liabilities that are measured at fair value on a recurring basis.

June 30, 2020	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$6	$23	$—	$—
Significant other observable inputs (Level 2)	32	6	15	13
Total fair value	38	29	15	13
Netting adjustments	(28)	(28)	—	—
Total	$10	$1	$15	$13

December 31, 2019	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$5	$31	$—	$—
Significant other observable inputs (Level 2)	44	7	14	11
Total fair value	49	38	14	11
Netting adjustments	(37)	(37)	—	—
Total	$12	$1	$14	$11
______________________
(1)The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of June 30, 2020 and December 31, 2019.
(2)Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $23 million and $21 million at June 30, 2020 and December 31, 2019, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.
(3)Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $6 million and $8 million at June 30, 2020 and December 31, 2019, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(12) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$96	$95
Income taxes, net of refunds	1	1
Non-cash transactions:
Accounts payable related to capital expenditures	8	31
Lease liabilities related to (derecognition) recognition of right-of-use assets	(5)	42
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	(3)	—

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2020	2019

	(In millions)
Cash and cash equivalents	$11	$9
Restricted cash	—	1
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$11	$10

(13) Related Party Transactions

MRT provides firm transportation and firm storage services to CenterPoint Energy’s LDCs in Arkansas and Louisiana. As part of the MRT rate case settlements, contracts for these services were extended and are in effect through July 31, 2028 and will remain in effect thereafter unless and until terminated by either party upon twelve months’ prior written notice.

EGT provides natural gas transportation and storage services to CenterPoint Energy’s LDCs in Arkansas, Louisiana, Oklahoma and Northeast Texas under a combination of contracts that include the following types of services: firm transportation, firm transportation with seasonal demand, firm storage, no-notice transportation with storage and maximum rate firm transportation. The firm transportation, firm transportation with seasonal demand, firm storage and no-notice transportation with storage contracts were extended and have terms running through March 31, 2030. The maximum rate firm transportation contracts were also extended and have terms running through March 31, 2024.

The Partnership’s revenues from affiliated companies accounted for 7% and 6% of total revenues during the six months ended June 30, 2020 and 2019, respectively. The following table presents the amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$22	$23	$59	$56
Natural gas product sales — CenterPoint Energy	1	3	1	4
Gas transportation and storage service revenues — OGE Energy	10	13	19	26
Natural gas product sales — OGE Energy	—	—	5	1
Total revenues — affiliated companies	$33	$39	$84	$87

The following table presents the amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$—	$1	$—
Cost of natural gas purchases — OGE Energy	6	7	14	13
Total cost of natural gas purchases — affiliated companies	$6	$7	$15	$13

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

As of June 30, 2020, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to an annual cap of $5 million until secondment is terminated.

The following table presents the amounts charged to the Partnership by affiliates for seconded employees, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Seconded Employee Costs — OGE Energy	$5	$5	$8	$11

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

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer Partners, LP for deliveries to the Godley Plant in Johnson County, Texas. As of June 30, 2020, the Partnership estimates the remaining associated minimum volume commitment fee to be $181 million. Minimum volume commitment fees are expected to be $9 million for the remainder of 2020, $23 million per year from 2021 through 2027 and $11 million in 2028.

On September 13, 2018, the Partnership executed a precedent agreement for the development of the Gulf Run Pipeline, an interstate natural gas transportation project. On January 30, 2019, a final investment decision was made by Golden Pass LNG, the cornerstone shipper for the liquefied natural gas facility to be served by the Gulf Run Pipeline project. Subject to approval of the project by FERC, the Partnership will be required to construct a large-diameter pipeline from northern Louisiana to Gulf Coast markets. In addition, the Partnership requested approval to transfer existing EGT transportation infrastructure to the Gulf Run Pipeline. The Company filed applications with FERC to obtain authorization to construct and operate the pipeline on February 28, 2020. Under the precedent agreement, the Partnership estimates the cost to complete the Gulf Run Pipeline project to fulfill its obligations under the precedent agreement would be as much as $500 million. The project is backed by a 20-year firm transportation service agreement. The Gulf Run Pipeline connects natural gas producing regions in the U.S., including the Haynesville, Marcellus, Utica and Barnett shales and the Mid-Continent region. The project is expected to be placed into service in 2022.

(15) Equity-Based Compensation

The following table summarizes the Partnership’s equity-based compensation expense related to performance units and phantom units for the Partnership’s employees and independent directors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Performance units	$2	$2	$4	$5
Phantom units	1	3	3	4
Total compensation expense	$3	$5	$7	$9

The following table presents the assumptions related to the performance share units granted in 2020.

2020
Number of units granted	933,738
Fair value of units granted	$ 7.00
Expected distribution yield	12.27%
Expected price volatility	27.70%
Risk-free interest rate	0.85%
Expected life of units (in years)	3

The following table presents the number of phantom units granted and the grant date fair value related to the phantom units granted in 2020.

2020
Phantom Units granted	947,632
Fair value of phantom units granted	$2.67 - $10.13

Units Outstanding

A summary of the activity for the Partnership’s performance units and phantom units applicable to the Partnership’s employees at June 30, 2020 and changes during 2020 are shown in the following table.

	Performance Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at December 31, 2019	1,393,329	$19.04	1,392,560	$14.65
Granted (1)	933,738	7.00	947,632	6.55
Vested (2)	(385,267)	19.23	(360,005)	16.02
Forfeited	(139,024)	14.57	(172,016)	10.49
Units outstanding at June 30, 2020	1,802,776	$13.11	1,808,171	$10.53
Aggregate intrinsic value of units outstanding at June 30, 2020	$8		$8
_____________________
(1)Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0% to 200% of the target.
(2)Performance units vested as of June 30, 2020 include 376,292 units from the 2017 annual grant, which were approved by the Board of Directors in 2017 and, based on the level of achievement of a performance goal established by the Board of Directors over the performance period of January 1, 2017 through December 31, 2019, no performance units vested.

Unrecognized Compensation Cost

The following table summarizes the Partnership’s unrecognized compensation cost for its non-vested performance units and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized.

	June 30, 2020
	Unrecognized Compensation Cost (In millions)	Weighted Average Period for Recognition (In years)
Performance Units	$13	1.93
Phantom Units	10	1.76
Total	$23

As of June 30, 2020, there were 5,275,303 units available for issuance under the long-term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended June 30, 2020	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$193	$59	$(56)	$196
Service revenues	198	124	(3)	319
Total Revenues	391	183	(59)	515
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	176	59	(58)	177
Operation and maintenance, General and administrative	92	45	(1)	136
Depreciation and amortization	74	31	—	105
Taxes other than income tax	11	6	—	17
Operating income	$38	$42	$—	$80
Total Assets	$9,552	$5,662	$(3,153)	$12,061
Capital expenditures	$24	$24	$—	$48

Three Months Ended June 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$379	$114	$(100)	$393
Service revenues	208	138	(4)	342
Total Revenues	587	252	(104)	735
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	297	123	(103)	317
Operation and maintenance, General and administrative	75	50	(1)	124
Depreciation and amortization	78	32	—	110
Taxes other than income tax	10	7	—	17
Operating income	$127	$40	$—	$167
Total assets as of December 31, 2019	$9,739	$5,886	$(3,359)	$12,266
Capital expenditures	$90	$19	$—	$109

Six Months Ended June 30, 2020	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$468	$134	$(118)	$484
Service revenues	400	283	(4)	679
Total Revenues	868	417	(122)	1,163
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	387	137	(121)	403
Operation and maintenance, General and administrative	173	90	(1)	262
Impairments	28	—	—	28
Depreciation and amortization	148	61	—	209
Taxes other than income tax	22	13	—	35
Operating income	$110	$116	$—	$226
Total Assets	$9,552	$5,662	$(3,153)	$12,061
Capital expenditures	$58	$44	$—	$102

Six Months Ended June 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$802	$281	$(247)	$836
Service revenues	415	287	(8)	694
Total Revenues	1,217	568	(255)	1,530
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	657	292	(254)	695
Operation and maintenance, General and administrative	159	95	(1)	253
Depreciation and amortization	152	63	—	215
Taxes other than income tax	21	14	—	35
Operating income	$228	$104	$—	$332
Total assets as of December 31, 2019	$9,739	$5,886	$(3,359)	$12,266
Capital expenditures	$197	$55	$—	$252
_____________________
(1)See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and six months ended June 30, 2020 and 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included herein and our audited consolidated financial statements for the year ended December 31, 2019, included in our Annual Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including risks resulting from the ongoing COVID-19 pandemic and the economic effects of the pandemic. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

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

Recent Developments

COVID-19 Pandemic

In March 2020, the World Health Organization categorized the recent outbreak of COVID-19 as a pandemic. The COVID-19 pandemic has led to significant economic disruption globally, including in the areas of the United States in which we operate. Governmental authorities took actions to limit the spread of COVID-19 through travel restrictions and stay-at-home orders, which caused many businesses to adjust, reduce or suspend activities. Concerns about global economic growth, as well as uncertainty regarding the timing, pace and extent of an economic recovery in the United States and abroad, have had a significant adverse impact on commodity prices and financial markets. Following the lifting of travel restrictions and stay-at-home orders, COVID-19 cases in the United States have increased, creating additional uncertainty regarding the timing, pace and extent of an economic recovery in the United States.

Our gathering and processing and our transportation and storage assets have continued to operate as critical infrastructure necessary to support the supply of natural gas, NGLs and crude oil. Beginning in March 2020, we took action to protect the health and safety of our workers, while continuing to operate, and to maintain the safety and integrity of, our assets. Where possible, our employees have worked remotely to support our business. Where continuous remote work was not possible, we implemented strategies to reduce the likelihood of spreading the disease. In compliance with Center for Disease Control guidance, these strategies include requiring sick employees to stay home, conducting daily virtual health checks, implementing policies and practices for social distancing and wearing cloth face coverings, educating employees about steps they can take to protect themselves at work and at home, performing enhanced cleaning and disinfecting, limiting non-essential travel, and minimizing meetings and gatherings. For contractors, vendors, and suppliers who are necessary to support our operations on-site, we have required them to implement similar policies and practices.

Beginning in June 2020, we began to return to the workplace for those employees that worked remotely. As part of our return to work protocols, we have enlisted the same strategies for these employees that we have enlisted where remote work is not possible. In addition, we have limited the number of employees in the workplace in order to maintain strict social distancing practices and made accommodations for employees at higher risk of severe illness. We intend to ease the limitations on the number of employees in the workplace as conditions warrant, and we continuously monitor for the emergence or resurgence of COVID-19 in our workplaces and in the communities where our employees are located.

Market Dynamics

Prior to the COVID-19 pandemic, the price of natural gas, NGLs and crude oil had begun to decline due to oversupply. The price of, and global demand for, these commodities have continued to decline significantly as a result of the ongoing economic effects of the COVID-19 pandemic and the significant governmental measures being implemented to control the spread of the virus. In addition, the dispute in the first quarter of 2020 over crude oil production levels between Russia and members of OPEC led by Saudi Arabia exacerbated the decline in the prices of NGLs and crude oil. Despite the subsequent agreement in April 2020 by a coalition of nations, including Russia and Saudi Arabia, to reduce production of crude oil, the prices of NGLs and crude oil have remained depressed relative to pre-pandemic levels.

Financial markets have recently experienced extreme volatility as a result of the economic uncertainty arising out of the COVID-19 pandemic. Market volatility, together with deteriorating credit, liquidity concerns, decreasing production, and increasing inventories, are conditions that are associated with a general economic downturn. Producers have announced and implemented plans to reduce production and decrease the drilling and completion of wells in response to these conditions. These plans include reductions in the exploration, development and production activity across our areas of operation. As a result, the effects of the COVID-19 pandemic have and may continue to negatively impact the demand for midstream services.

The effects of the COVID-19 pandemic, which have exacerbated commodity price declines resulting from oversupply by decreasing demand, may also increase counterparty credit risk. Some customers may encounter severe financial problems that could limit our ability to collect amounts owed to us or to enforce performance of other obligations under contractual arrangements. During the second quarter of 2020, three of our producer customers filed for reorganization under Chapter 11 of the Bankruptcy Code. We do not anticipate that these bankruptcies will result in a significant impact on our results of operations.

During the three and six months ended June 30, 2020 as compared to the three and six months ended June 30 2019, our gathered volumes, processed volumes, NGLs produced, transported volumes, revenues and gross margin decreased. These decreases resulted primarily from reductions in the production of natural gas, NGLs and crude oil combined with reductions in the demand for these commodities. The reductions in supply and demand for these commodities, and the resulting decrease in demand for midstream services, were caused in part by the effects of preexisting oversupply conditions and exacerbated by the decrease in economic activity due to the COVID-19 pandemic. While we believe that the demand for midstream services will remain below 2019 levels for as long as these conditions persist, the results for our most recent period may not be indicative of our future results because of the continuing uncertainty surrounding future levels of production of natural gas, NGLs and crude oil and the demand for midstream services to move that production to markets, as well as uncertainty regarding the creditworthiness of our customers. For more information on our results, see “Results of Operations” below.

We continue to actively respond to the impacts of these developments on our business. On April 1, 2020, we announced distribution, capital and cost reductions intended to fortify our financial position, protect our balance sheet and ensure our liquidity. These measures include:
•A 50% reduction in our quarterly distribution per common unit from $0.3305 to $0.16525 to retain cash in order to provide funding for our capital investment program;
•A $115 million reduction from the high end of the range of our previously forecast expansion capital expenditures for 2020, which limits our forecast expansion capital expenditures primarily to projects that serve incremental firm transportation commitments and support expected levels of contracted producer activity;
•A $35 million decrease in forecast operations and maintenance and general and administrative expenses for 2020, that we anticipate will grow to a $70 million run-rate savings in 2021; and
•A reduction in maintenance capital of $20 million, or 17%, from the midpoint of our previously provided outlook for 2020, that we anticipate continuing in 2021.

We continue to believe that these measures will allow us to fully fund our business and reduce our total debt in 2020. After taking these measures, we have not experienced any significant impacts to our overall liquidity position from the effects of the COVID-19 pandemic, including on our ability to service our existing debt obligations or to meet the financial covenants under our debt agreements. Taking into account the limitations imposed by our financial covenants, we continue to believe that we have sufficient borrowing capacity available under our Revolving Credit Facility to provide funding in 2020.

In the fourth quarter of 2019, we began a review of our organizational structure and staffing levels to maximize efficiency and flexibility. As a result of this review, we have reduced our positions by 165 through July 31, 2020. Of these 165 reductions, 134 were made between May 1, 2020 through July 31, 2020. We believe that these reductions will improve our long-term cost structure.

We were not eligible and did not receive any assistance under the Paycheck Protection Program. Under the CARES Act, we elected to defer payroll taxes incurred in 2020, into 2021 and 2022. Additionally, we elected to apply the net operating loss carryback provisions of the CARES Act to Enable Midstream Services, LLC. Applying these provisions will not significantly impact our short-term or long-term liquidity needs.

We cannot currently predict the duration and extent of the impact of the COVID-19 pandemic on the financial and commodity markets, or the duration and extent of the impact global oversupply on the production of natural gas, NGLs and crude oil or the demand for midstream services. Depending upon the duration and extent of reduced economic activity from the COVID-19 pandemic and attendant reduction in demand for hydrocarbons, as well as the global oversupply of natural gas, NGLs and crude oil and the attendant reduction in producer activities and energy commodity prices, we may experience asset impairments in future reporting periods.

Commercial Update

Sale of Interest in Bistineau Storage Facility

On April 1, 2020, the Partnership closed on the sale of its undivided 1/12th interest in the Bistineau Storage Facility in Louisiana for approximately $19 million. We did not recognize a gain or loss on this transaction.

Loss on Retirement of Ark-La-Tex Gathering System

In April 2020, the Partnership sustained damage to an approximately 100-mile gas gathering system in the Ark-La-Tex Basin of our gathering and processing segment. We have ceased operation of this system and are in process of retiring it. We recognized a loss on retirement of approximately $20 million during the second quarter of 2020.

Dakota Access Pipeline

On July 6, 2020, the federal district court for the District of Columbia issued an order requiring Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020, pending the completion of an environmental impact analysis for the pipeline. The U.S. Court of Appeals for the District of Columbia Circuit stayed the order requiring the shut down in order to consider the pipeline’s emergency motion for stay. Substantially all of the crude oil gathered by our Williston Basin crude oil systems prior to the third quarter of 2020 was delivered indirectly for transport to Dakota Access Pipeline. Although the crude oil gathered by our Williston Basin crude oil systems may also be delivered for transport to other pipelines, such as BakkenLink Pipeline and Bridger Pipeline, a shutdown of the Dakota Access Pipeline, or any other significant pipeline providing transportation services from the Williston Basin, would likely result in the shut in of wells connected to our Williston Basin crude oil systems if our customer is unable to obtain sufficient capacity on those pipelines at an effective cost. We are unable to predict whether any such pipeline will be shutdown, the duration of any such shutdown, or the extent of the resulting impact on the operations of our Williston Basin crude oil and produced water gathering systems.

Regulatory Update

MRT Rate Case

On March 26, 2020, FERC issued an order approving settlements filed in the MRT rate cases filed in June 2018 and October 2019. The settlements include contract extensions for most firm transportation and storage customers through July 31, 2024. Upon issuance of the order and approval of the settlements of the MRT rate cases, the Partnership recognized $17 million of revenues from amounts previously held in reserve related to transportation and storage services performed in 2019. In May 2020, $21 million previously held in reserve was refunded to customers, which was inclusive of interest.

PHMSA Update

On July 1, 2020, the Safety of Hazardous Liquid Pipelines rule and the Safety of Gas Transmission Pipelines rule became effective. We do not anticipate that we will incur material compliance costs in connection with these rules in 2020, and we estimate that we will incur an average of $10 million per year in additional costs to comply with these rules beginning in 2022.

The Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments Rule and the Safety of Gas Gathering Pipelines rule, are expected to be published and effective in 2021. While we cannot predict the outcome of pending or future legislative or regulatory initiatives, we anticipate that pipeline safety requirements will continue to become more stringent over time. As a result, we may incur significant additional costs to comply with the pending pipeline safety regulations, and any other future pipeline safety laws and regulations, which could have a material impact on our costs of and revenues from operations.

Muscogee (Creek) Nation Reservation

On July 9, 2020, the U.S. Supreme Court ruled that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished. Prior to the court’s ruling, the prevailing view was that all reservations within Oklahoma had been disestablished prior to statehood in 1907. Although the court’s ruling indicates that it is limited to criminal law as applied within the Muscogee (Creek) Nation reservation, the ruling has significant potential implications for civil law within the Muscogee (Creek) Nation reservation, as well as other reservations in Oklahoma that may similarly be found to not have been disestablished. A significant amount of our gathering and processing and transportation and storage assets are located in Oklahoma on the Muscogee (Creek) Nation reservation and other reservations that may similarly be found to not have been disestablished. While we cannot predict which other reservations may similarly be found not to have been disestablished or the full extent to which civil jurisdiction may be affected, the ruling could significantly impact laws and regulations to which we are subject in Oklahoma, such as taxation and the permitting and siting of energy assets. We do not believe that the ruling will result in any detrimental impact on our title to our assets in Oklahoma.

Environmental Update

In April 2020, the federal district court for the district of Montana issued an order vacating the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 (“NWP 12”) for alleged failure to comply with consultation requirements under the federal Endangered Species Act. Pipeline companies and other developers of underground infrastructure frequently rely upon NWP 12 and other general permits for construction and maintenance projects in jurisdictional wetland areas. The federal district court subsequently limited the order to vacate NWP 12 only with respect to pipeline construction. In May 2020, the U.S. Army Corps of Engineers appealed the federal district court’s order to the U.S. Court of Appeals for the Ninth Circuit. In July 2020, the U.S. Supreme Court granted a stay of the district court’s order vacating NWP 12, pending the disposition of the appeal in the Ninth Circuit and any subsequent appeal to the Supreme Court. While the full extent and impact of the court’s action is unclear at this time, a disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are required to seek individual permits from the U.S. Army Corps of Engineers.

Liquidity Update

EOIT Senior Notes

On March 16, 2020, the Partnership’s EOIT Senior Notes matured and were paid using proceeds from the Revolving Credit Facility. For more information, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Repurchase of Senior Notes

During the three months ended June 30, 2020, the Partnership repurchased $22 million aggregate principal amount of the 2029 Notes and 2044 Notes in open market transactions for approximately $17 million plus accrued interest, which resulted in a $5 million gain on extinguishment of debt.

Results of Operations

The following tables summarize the key components of our results of operations.

Three Months Ended June 30, 2020	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$193	$59	$(56)	$196
Service revenues	198	124	(3)	319
Total Revenues	391	183	(59)	515
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	176	59	(58)	177
Gross margin (1)	215	124	(1)	338
Operation and maintenance, General and administrative	92	45	(1)	136
Depreciation and amortization	74	31	—	105
Taxes other than income tax	11	6	—	17
Operating income	$38	$42	$—	$80
Equity in earnings of equity method affiliate	$—	$5	$—	$5

Three Months Ended June 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$379	$114	$(100)	$393
Service revenues	208	138	(4)	342
Total Revenues	587	252	(104)	735
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	297	123	(103)	317
Gross margin (1)	290	129	(1)	418
Operation and maintenance, General and administrative	75	50	(1)	124
Depreciation and amortization	78	32	—	110
Taxes other than income tax	10	7	—	17
Operating income	$127	$40	$—	$167
Equity in earnings of equity method affiliate	$—	$4	$—	$4

Six Months Ended June 30, 2020	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$468	$134	$(118)	$484
Service revenues	400	283	(4)	679
Total Revenues	868	417	(122)	1,163
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	387	137	(121)	403
Gross margin (1)	481	280	(1)	760
Operation and maintenance, General and administrative	173	90	(1)	262
Depreciation and amortization	148	61	—	209
Impairments	28	—	—	28
Taxes other than income tax	22	13	—	35
Operating income	$110	$116	$—	$226
Equity in earnings of equity method affiliate	$—	$11	$—	$11

Six Months Ended June 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$802	$281	$(247)	$836
Service revenues	415	287	(8)	694
Total Revenues	1,217	568	(255)	1,530
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	657	292	(254)	695
Gross margin (1)	560	276	(1)	835
Operation and maintenance, General and administrative	159	95	(1)	253
Depreciation and amortization	152	63	—	215
Taxes other than income tax	21	14	—	35
Operating income	$228	$104	$—	$332
Equity in earnings of equity method affiliate	$—	$7	$—	$7
 _____________________
(1)Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating Data:
Natural gas gathered volumes—TBtu	377	420	788	829
Natural gas gathered volumes—TBtu/d	4.14	4.62	4.33	4.58
Natural gas processed volumes—TBtu (1)	185	231	408	460
Natural gas processed volumes—TBtu/d (1)	2.04	2.54	2.24	2.54
NGLs produced—MBbl/d (1)(2)	112.78	130.10	116.82	134.13
NGLs sold—MBbl/d (2)(3)	122.99	136.34	122.15	138.20
Condensate sold—MBbl/d	5.68	7.60	6.96	7.97
Crude oil and condensate gathered volumes—MBbl/d	84.68	119.34	112.97	113.65
Transported volumes—TBtu	495	554	1,092	1,154
Transported volumes—TBtu/d	5.40	6.04	5.98	6.36
Interstate firm contracted capacity—Bcf/d	5.78	6.38	6.13	6.45
Intrastate average deliveries—TBtu/d	1.67	2.06	1.87	2.19
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.
(3)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anadarko
Gathered volumes—TBtu/d	1.89	2.33	2.09	2.34
Natural gas processed volumes—TBtu/d (1)	1.73	2.08	1.90	2.10
NGLs produced—MBbl/d (1)(2)	100.34	112.19	103.46	116.30
Crude oil and condensate gathered volumes—MBbl/d	61.40	79.96	87.94	78.26
Arkoma
Gathered volumes—TBtu/d	0.39	0.49	0.41	0.49
Natural gas processed volumes—TBtu/d (1)	0.08	0.10	0.08	0.10
NGLs produced—MBbl/d (1)(2)	4.05	7.02	3.97	6.63
Ark-La-Tex
Gathered volumes—TBtu/d	1.86	1.80	1.83	1.75
Natural gas processed volumes—TBtu/d	0.23	0.36	0.26	0.34
NGLs produced—MBbl/d (1)(2)	8.39	10.89	9.39	11.20
Williston
Crude oil gathered volumes—MBbl/d	23.28	39.38	25.03	35.39
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.

Gathering and Processing

Three months ended June 30, 2020 compared to three months ended June 30, 2019. Our gathering and processing segment reported operating income of $38 million for the three months ended June 30, 2020 compared to operating income of $127 million for the three months ended June 30, 2019. The difference of $89 million in operating income between periods was primarily due to a $75 million decrease in gross margin, a $17 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in taxes other than income, partially offset by a $4 million decrease in depreciation and amortization expense during the three months ended June 30, 2020.

Our gathering and processing segment revenues decreased $196 million. The decrease was primarily due to the following:
        Product Sales:
•revenues from NGL sales decreased $120 million primarily due to a decrease in the average realized sales price from lower average market prices for NGL products and lower processed volumes,
•revenues from natural gas sales decreased $47 million due to lower average sales prices and lower sales volumes, and
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $23 million.
These decreases were partially offset by realized gains on natural gas, condensate and NGL derivatives, which increased $4 million.
        Service Revenues:
•crude oil, condensate and produced water gathering revenues decreased $5 million primarily due to a decrease in gathered volumes,
•natural gas gathering revenues decreased $4 million due to lower gathered volumes in the Anadarko and Arkoma Basins and lower shortfall payments associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins, partially offset by higher revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin, and
•a $1 million decrease in intercompany management fees.

Our gathering and processing segment gross margin decreased $75 million. The decrease was primarily due to the following:
•revenues from natural gas sales less the cost of natural gas decreased approximately $27 million due to lower average sales prices and lower sales volumes,
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $23 million,
•revenues from NGL sales less the cost of NGLs decreased $19 million due to lower average sales prices for NGL products,
•crude oil, condensate and produced water gathering revenues decreased $5 million primarily due to a decrease in gathered volumes,
•natural gas gathering fees decreased $4 million due to lower gathered volumes in the Anadarko and Arkoma Basins and lower shortfall payments associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins, partially offset by higher revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin, and
•a $1 million decrease in intercompany management fees.
These decreases were partially offset by realized gains on natural gas, condensate and NGL derivatives, which increased $4 million.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $17 million. The increase was primarily due to a $20 million loss on retirement of an Ark-La-Tex gathering system in 2020, a $2 million increase due to lower capitalized overhead costs, and a $1 million increase in payroll-related costs. These increases were partially offset by a $2 million decrease in compressor rentals, a $2 million decrease in materials and supplies due to the timing of operation and maintenance activities and lower maintenance on treating plants as compared to the prior year and a $1 million decrease in office and travel expenses due to travel restrictions and employees working remotely.

Our gathering and processing segment depreciation and amortization decreased $4 million. The decrease was primarily related to new depreciation rates implemented in the prior year which resulted in higher depreciation expense in 2019 for certain assets with shorter remaining useful lives, as compared to 2020.

Our gathering and processing segment taxes other than income taxes increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Six months ended June 30, 2020 compared to six months ended June 30, 2019. Our gathering and processing segment reported operating income of $110 million for the six months ended June 30, 2020 compared to operating income of $228 million for the six months ended June 30, 2019. The difference of $118 million in operating income between periods was primarily due to a $79 million decrease in gross margin, $28 million of goodwill and long-lived asset impairments recognized in 2020, a $14 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in taxes other than income, partially offset by a $4 million decrease in depreciation and amortization during the six months ended June 30, 2020.

Our gathering and processing segment revenues decreased $349 million. The decrease was primarily due to the following:
        Product Sales:
•revenues from NGL sales decreased $225 million primarily due to a decrease in the average realized sales price from lower average market prices for NGL products and lower processed volumes,
•revenues from natural gas sales decreased $119 million due to lower average sales prices and lower sales volumes, and
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $1 million.
These decreases were partially offset by realized gains on natural gas, condensate and NGL derivatives, which increased $11 million.
        Service Revenues:
•processing service revenues decreased $8 million due to lower processed volumes under fee-based arrangements, partially offset by the recognition of certain annual minimum processing fee charges,
•natural gas gathering revenues decreased $6 million due to lower gathered volumes in the Anadarko and Arkoma Basins and lower shortfall payments associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins, partially offset by higher revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin, and

•a $1 million decrease in intercompany management fees.

Our gathering and processing segment gross margin decreased $79 million. The decrease was primarily due to the following:
•revenues from natural gas sales less the cost of natural gas decreased approximately $38 million due to lower average sales prices and lower sales volumes,
•revenues from NGL sales less the cost of NGLs decreased $36 million due to lower volumes and lower average market prices for NGL products,
•processing service fees decreased $8 million due to lower processed volumes under fee-based arrangements, partially offset by the recognition of certain annual minimum processing fee charges,
•natural gas gathering fees decreased $6 million due to lower gathered volumes in the Anadarko and Arkoma Basins and lower shortfall payments associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins, partially offset by higher revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin,
•a $1 million decrease in intercompany management fees, and
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $1 million.
These decreases were partially offset by realized gains on natural gas, condensate and NGL derivatives, which increased $11 million.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $14 million. The increase was primarily due to a $20 million loss on retirement of an Ark-La-Tex gathering system in 2020, a $3 million increase due to lower capitalized overhead costs, and a $2 million increase in payroll-related costs. These increases were partially offset by a $4 million decrease in compressor rentals, a $4 million decrease in materials and supplies due to the timing of operation and maintenance activities and lower maintenance on treating plants as compared to the prior year, a $1 million decrease in office and travel expenses due to travel restrictions and employees working remotely and a $1 million decrease in contract service expenses.

During the six months ended June 30, 2020, our gathering and processing segment recognized impairments of long-lived assets and goodwill of $28 million. Due to decreases of crude oil and natural gas prices during 2020, management reassessed the carrying value of the Partnership's investment in the Atoka assets, a component of the gathering and processing segment. Based on forecast future undiscounted cash flows, the Partnership determined that the carrying value of the Atoka assets was not fully recoverable and recognized $16 million of impairment expense. Due to the continuing decreases in forward commodity prices, the reduction in forecast producer activities, the resulting decrease in our forecast cash flows and the increase in the weighted average cost of capital, the Partnership determined that the fair value of the goodwill associated with our Ark-La-Tex Basin reporting unit was completely impaired and recognized $12 million of impairment expense.

Our gathering and processing segment depreciation and amortization decreased $4 million. The decrease was primarily related to new depreciation rates implemented in the prior year which resulted in higher depreciation expense in 2019 for certain assets with shorter remaining useful lives, as compared to 2020.

Our gathering and processing segment taxes other than income taxes increased $1 million due to higher accrued ad valorem taxes due to additional assets placed in service.

Transportation and Storage

Three months ended June 30, 2020 compared to three months ended June 30, 2019. Our transportation and storage segment reported operating income of $42 million for the three months ended June 30, 2020 compared to operating income of $40 million for the three months ended June 30, 2019. The difference of $2 million in operating income between periods was primarily due to a $5 million decrease in gross margin, partially offset by a $5 million decrease in operation and maintenance and general and administrative expenses, a $1 million decrease in taxes other than income tax and a $1 million decrease in depreciation and amortization.

Our transportation and storage segment revenues decreased $69 million. The decrease was primarily due to the following:
        Product Sales:
•revenues from natural gas sales decreased $51 million primarily due to lower sales volumes and lower average sales prices,

•realized losses on natural gas derivatives increased $2 million, and
•revenues from NGL sales decreased $2 million due to lower average sales prices and lower volumes.
        Service Revenues:
•firm transportation and storage services decreased $10 million due to lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators, partially offset by higher recognized rates subsequent to the settlement of the MRT rate case and
•volume-dependent transportation and storage revenues decreased $4 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin.

Our transportation and storage segment gross margin decreased $5 million. The decrease was primarily due to the following:
•firm transportation and storage services decreased $10 million due to lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators, partially offset by higher recognized rates subsequent to the settlement of the MRT rate case,
•volume-dependent transportation and storage revenues decreased $4 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin,
•realized losses on natural gas derivatives increased $2 million, and
•revenues from NGL sales less the cost of NGLs decreased $1 million due to a decrease in average NGL prices and lower volumes.
These decreases were partially offset by:
•system management activities increased $8 million and
•a $4 million reduction in lower of cost or net realizable value adjustments related to natural gas storage inventories.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $5 million. The decrease was primarily driven by a $3 million gain resulting from a reduction of a prior estimate of retirement of assets, a $1 million decrease in payroll-related costs, a $1 million decrease in office and travel expenses due to the impact of travel restrictions and employees working remotely, a $1 million decrease in professional services due to higher rate case costs in the prior year, and a $1 million decrease in intercompany management fees. These decreases were partially offset by a $1 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations and a $1 million increase due to lower capitalized overhead costs.

Our transportation and storage segment depreciation and amortization decreased $1 million primarily due to retirements of general plant assets.

Our transportation and storage segment taxes other than income decreased $1 million due to favorable tax settlements.

Six Months Ended June 30, 2020 compared to six months ended June 30, 2019. Our transportation and storage segment reported operating income of $116 million for the six months ended June 30, 2020 compared to operating income of $104 million for the six months ended June 30, 2019. The difference of $12 million in operating income between periods was primarily due to a $4 million increase in gross margin, a $5 million decrease in operation and maintenance and general and administrative expenses, a $2 million decrease in depreciation and amortization, and a $1 million decrease in taxes other than income tax.

Our transportation and storage segment revenues decreased $151 million. The decrease was primarily due to the following:
        Product Sales:
•revenues from natural gas sales decreased $140 million primarily due to lower sales volumes and lower average sales prices,
•revenues from NGL sales decreased $6 million due to lower average sales prices and lower volumes, and
•realized losses on natural gas derivatives, which increased $1 million.

        Service Revenues:
•volume-dependent transportation and storage revenues decreased $5 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin, partially offset by the recognition of $1 million of revenue upon the settlement of the MRT rate case.
This decrease was partially offset by firm transportation and storage services, which increased $1 million due to an increase in recognized rates and the recognition of $16 million of previously reserved revenue upon the settlement of the MRT rate case and, partially offset by lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators.

Our transportation and storage segment gross margin increased $4 million. The increase was primarily due to the following:
•system management activities increased $12 million and
•firm transportation and storage services increased $1 million due to an increase in recognized rates and the recognition of $16 million of previously reserved revenue upon the settlement of the MRT rate case and, partially offset by lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators.
These increases were partially offset by:
•volume-dependent transportation and storage revenues decreased $5 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin, partially offset by the recognition of $1 million of revenue upon the settlement of the MRT rate case,
•revenues from NGL sales less the cost of NGLs decreased $2 million due to a decrease in average NGL prices and lower volumes,
•realized losses on natural gas derivatives, which increased $1 million, and
•a $1 million increase in lower of cost or net realizable value adjustments related to natural gas storage inventories.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $5 million. The decrease was primarily driven by a $3 million gain resulting from a reduction of a prior estimate of retirement of assets, a $2 million decrease in professional services due to higher rate case costs in the prior year, a $1 million decrease in payroll-related costs, a $1 million decrease in office and travel expenses due to the impact of travel restrictions and employees working remotely, and a $1 million decrease in intercompany management fees. These decreases were partially offset by a $2 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations and a $1 million increase due to lower capitalized overhead costs.

Our transportation and storage segment depreciation and amortization decreased $2 million primarily due to retirements of general plant assets.

Our transportation and storage segment taxes other than income decreased $1 million due to favorable tax settlements.

Condensed Consolidated Interim Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Operating Income	$80	$167	$226	$332
Other Income (Expense):
Interest expense	(46)	(48)	(93)	(94)
Equity in earnings of equity method affiliate	5	4	11	7
Other, net	5	1	5	1
Total Other Expense	(36)	(43)	(77)	(86)
Income Before Income Taxes	44	124	149	246
Income tax benefit	—	—	—	(1)
Net Income	$44	$124	$149	$247
Less: Net (loss) income attributable to noncontrolling interest	—	—	(7)	1
Net Income Attributable to Limited Partners	$44	$124	$156	$246
Less: Series A Preferred Unit distributions	9	9	18	18
Net Income Attributable to Common Units	$35	$115	$138	$228

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $44 million in the three months ended June 30, 2020 compared to net income attributable to limited partners of $124 million in the three months ended June 30, 2019. The decrease in net income attributable to limited partners of $80 million was primarily attributable to a decrease in operating income of $87 million, partially offset by a decrease in interest expense of $2 million, an increase in other, net of $4 million and an increase in equity in earnings of equity method affiliate of $1 million in the three months ended June 30, 2020.

Equity in Earnings of Equity Method Affiliate. Equity in earnings of equity method affiliate increased $1 million primarily due to a decrease of $1 million in operating expenses.

Interest Expense. Interest expense decreased $2 million primarily due to lower interest rates on the Partnership’s short-term borrowings.

Other, net. Other, net increased $4 million primarily due to a gain on extinguishment of debt.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $156 million in the six months ended June 30, 2020 compared to net income attributable to limited partners of $246 million in the six months ended June 30, 2019. The decrease in net income attributable to limited partners of $90 million was primarily attributable to a decrease in operating income of $106 million and an income tax benefit of $1 million in the prior year with no tax effect in the current year, partially offset by an $8 million change in net (loss) income attributable to noncontrolling interest primarily due to an impairment in the Partnership’s Atoka assets of which the Partnership owns a 50% interest in the consolidated joint venture, an increase in equity in earnings of equity method affiliate of $4 million and a decrease in interest expense of $1 million in the six months ended June 30, 2020.

Equity in Earnings of Equity Method Affiliate. Equity in earnings of equity method affiliate increased $4 million primarily due to a decrease in operating expenses of $2 million, an increase in revenues of $1 million and a decrease in ad valorem taxes of $1 million due to a favorable assessment reducing the tax expense in the current year.

Interest Expense. Interest expense decreased $1 million primarily due to lower interest rates on the Partnership’s short-term borrowings.

Other, net. Other, net increased $4 million primarily due to a gain on extinguishment of debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$196	$393	$484	$836
Service revenues	319	342	679	694
Total Revenues	515	735	1,163	1,530
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	177	317	403	695
Gross margin	$338	$418	$760	$835

Reportable Segments
Gathering and Processing
Product sales	$193	$379	$468	$802
Service revenues	198	208	400	415
Total Revenues	391	587	868	1,217
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	176	297	387	657
Gross margin	$215	$290	$481	$560

Transportation and Storage
Product sales	$59	$114	$134	$281
Service revenues	124	138	283	287
Total Revenues	183	252	417	568
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	59	123	137	292
Gross margin	$124	$129	$280	$276

The following table shows the components of our gross margin.

	Fee-Based (1)
Six Months Ended June 30, 2020	Demand	Volume- Dependent	Commodity- Based (1)	Total
Gathering and Processing Segment	15%	69%	16%	100%
Transportation and Storage Segment	91%	10%	(1)%	100%
Partnership Weighted Average	43%	46%	11%	100%
____________________
(1)For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$44	$124	$156	$246
Depreciation and amortization expense	105	110	209	215
Interest expense, net of interest income	45	47	92	93
Income tax benefit	—	—	—	(1)
Distributions received from equity method affiliate in excess of equity earnings	4	—	8	9
Non-cash equity-based compensation	3	5	7	9
Change in fair value of derivatives (1)	12	(11)	2	1
Other non-cash losses (2)	17	6	22	7
Impairments	—	—	28	—
Gain on extinguishment of debt	(5)	—	(5)	—
Noncontrolling Interest Share of Adjusted EBITDA	(1)	—	(9)	(1)
Adjusted EBITDA	$224	$281	$510	$578
Series A Preferred Unit distributions (3)	(9)	(9)	(18)	(18)
Distributions for phantom and performance units (4)	(1)	—	(1)	(9)
Adjusted interest expense (5)	(45)	(49)	(92)	(96)
Maintenance capital expenditures	(22)	(26)	(38)	(50)
Current income taxes	1	—	1	—
DCF	$148	$197	$362	$405

Distributions related to common unitholders (6)	$72	$144	$144	$282

Distribution coverage ratio (7)	2.06	1.37	2.51	1.44
____________________
(1)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.
(2)Other non-cash losses includes write-downs and net loss on sale and retirement of assets.
(3)This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three and six months ended June 30, 2020 and 2019. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.
(4)Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.
(5)See below for a reconciliation of Adjusted interest expense to Interest expense.
(6)Represents cash distributions declared for common units outstanding as of each respective period. Amounts for 2020 reflect estimated cash distributions for common units outstanding for the quarter ended June 30, 2020.
(7)Distribution coverage ratio is computed by dividing DCF by Distributions related to common unitholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$111	$212	$311	$427
Interest expense, net of interest income	45	47	92	93
Noncontrolling interest share of cash provided by operating activities	(1)	—	(2)	(1)
Current income taxes	1	1	1	—
Other non-cash items (1)	(2)	4	2	4
Changes in operating working capital which (provided) used cash:
Accounts receivable	30	(28)	(30)	(57)
Accounts payable	12	57	70	112
Other, including changes in noncurrent assets and liabilities	12	(1)	56	(10)
Return of investment in equity method affiliate	4	—	8	9
Change in fair value of derivatives (2)	12	(11)	2	1
Adjusted EBITDA	$224	$281	$510	$578
____________________
(1)Other non-cash items includes write-downs of assets.
(2)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest expense	$46	$48	$93	$94
Interest income	(1)	(1)	(1)	(1)
Amortization of premium on long-term debt	—	2	1	3
Capitalized interest on expansion capital	1	—	1	1
Amortization of debt expense and discount	(1)	—	(2)	(1)
Adjusted interest expense	$45	$49	$92	$96

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

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, and the timing of debt maturities. As of June 30, 2020, we had a working capital surplus of $84 million. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods.

	Six Months Ended June 30,
	2020	2019

	(In millions)
Net cash provided by operating activities	$311	$427
Net cash used in investing activities	$(73)	$(252)
Net cash used in financing activities	$(231)	$(187)

Operating Activities

The decrease of $116 million or 27%, in net cash provided by operating activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily driven by a decrease in net income of $98 million and a decrease of $51 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities, partially offset by an increase in adjustments for non-cash items of $33 million.

Investing Activities

The decrease of $179 million, or 71%, in net cash used in investing activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to lower capital expenditures of $150 million, a decrease in return of investment in equity method affiliate of $1 million, partially offset by an increase in proceeds from sale of $19 million due to the sale of the Partnership’s interest in the Bistineau Storage Facility and an increase in other investing cash flows of $11 million.

Financing Activities

Net cash used in financing activities increased $44 million, or 24%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Our primary financing activities consist of the following:

	Six Months Ended June 30,
	2020	2019

	(In millions)
(Decrease) increase in short-term debt	$(125)	$32
Proceeds from long-term debt, net of issuance costs	—	850
Repayment of 2019 Senior Notes	—	(500)
Repurchase of 2029 Senior Notes and 2044 Senior Notes	(17)	—
Repayment of EOIT Senior Notes	(250)	—
Net proceeds (repayments) of Revolving Credit Facility	400	(250)
Distributions	(237)	(296)
Cash paid for employee equity-based compensation	(2)	(23)

Please see Note 9, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of June 30, 2020, our sources of liquidity included:
•cash on hand;
•cash generated from operations;
•proceeds from commercial paper issuances; and
•borrowings under our Revolving Credit Facility.

ATM Program

On May 12, 2017, the Partnership entered into an ATM Equity Offering Sales Agreement, pursuant to which the Partnership may issue and sell common units having an aggregate offering price of up to $200 million, by sales methods and at prices determined by market conditions and other factors at the time of our offerings. The registration statement filed with the SEC for the ATM Program expired on May 12, 2020, and the Partnership did not file a replacement registration statement.

Distributions

On August 4, 2020, the Board of Directors declared a quarterly cash distribution of $0.16525 per common unit on all of the Partnership’s outstanding common units for the period ended June 30, 2020. The distributions will be paid August 25, 2020 to unitholders of record as of the close of business on August 18, 2020. Additionally, the Board of Directors declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid August 14, 2020 to unitholders of record as of the close of business on August 4, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Credit Risk

We are exposed to certain credit risks relating to our ongoing business operations. Credit risk includes the risk that our customers and other counterparties may encounter severe financial problems that could limit our ability to collect amounts owed to us or to enforce performance of other obligations under contractual arrangements. We examine the creditworthiness of customers and other counterparties to whom we extend credit and manage our exposure to credit risk through credit analysis, approval, limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. The combination of reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction of our customers’ and other counterparties’ liquidity and limit their ability to make payment or perform on their obligations to us. For example, some of our customers have experienced significantly reduced liquidity as a result of the depressed commodity price environment caused by the oversupply of crude oil, NGLs and natural gas and the economic effects caused by the COVID-19 pandemic. Limitations on our ability to collect amounts owed to us or to enforce the performance of other obligations under contractual arrangements could result in the impairment of our assets, reduction of our operating cash flows and may also reduce or curtail our customers’ future use of our products and services, which could reduce our revenues.

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended June 30, 2020 are the same as those described in our Annual Report as modified for the adoption of new accounting standards disclosed in Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements.”

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

Based on our forecast volumes, prices and contractual arrangements, we estimate approximately 9% of our total gross margin for the twelve months ended December 31, 2020 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since June 30, 2020, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the remaining six months ending December 31, 2020.

Our direct exposure to commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next six months. Based on a sensitivity analysis regarding our direct commodity exposure, a 10% decrease in prices from forecast levels would decrease net income by approximately $4 million for natural gas and ethane and $3 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining six months ending December 31, 2020.

The impact of the ongoing COVID-19 pandemic and the economic effects of the pandemic have resulted in a significant decrease in the price of natural gas, NGL and crude oil. The economic effects of the COVID-19 pandemic exacerbated pre-existing price declines due to oversupply. These events may negatively impact our financial condition and results of operations as a result of our direct and indirect exposure to commodity prices. Please see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for further discussion.

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

Based upon the $1.2 billion outstanding borrowings under commercial paper, Revolving Credit Facility and 2019 Term Loan Agreement as of June 30, 2020, excluding the impact of hedges and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $12 million. For further information regarding our interest rates, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, our management has concluded that, as of June 30, 2020, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies to the Partnership’s condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report and March 31 Quarterly Report. No other material changes to such risk factors have occurred during the three and six months ended June 30, 2020.

Item 5. Other Information

Change of Control Plan

On August 3, 2020, the Board of Directors amended the Enable Midstream Partners, LP Change of Control Plan. The plan provides our officers with certain benefits if they experience a covered termination during the two years after a change of control and is intended to help recruit and retain officers. Under the amendments to the plan, officers who are seconded to the Partnership from OGE Energy are eligible to participate in the plan. As of August 5, 2020, none of our named executive officers are seconded to the Partnership from OGE Energy, and only one of our other officers is seconded to the Partnership from OGE Energy.

The foregoing description of the plan, as amended, does not purport to be complete and is qualified in its entirety by reference to the plan, a copy of which is attached hereto and filed herewith as Exhibit 10.1.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 3, 2020, Enable GP was notified by CenterPoint Energy Midstream, Inc. (CenterPoint Midstream), that Robert G. Gwin and R.A. Walker were appointed as directors of the Board of Directors, effective August 3, 2020. CenterPoint Midstream is a wholly-owned subsidiary of CenterPoint Energy, which owns a 50% governance interest and a 40% economic interest in Enable GP.

Mr. Gwin and Mr. Walker were appointed by CenterPoint Midstream to serve as its representatives on the Board of Directors and have entered into agreements with Centerpoint Energy to serve in such capacities. Neither Enable GP nor the Partnership has entered into any material contract, plan or arrangement with, or will provide any compensation to, Mr. Gwin or Mr. Walker. There are no material arrangements or understandings between Mr. Gwin or Mr. Walker and any other person pursuant to which Mr. Gwin or Mr. Walker was appointed to serve as a director that are not described above. Mr. Gwin has been appointed as the chairman of the Board of Directors. Mr. Walker has been named to the compensation committee of the Board of Directors. Mr. Gwin is not currently expected to be named to any committees of the Board of Direcotrs.

Pursuant to the same notice on August 3, 2020, CenterPoint Midstream notified Enable GP that Kristie L. Colvin was removed as a director of the Board of Directors, and that Ms. Colvin and Monica Karuturi were appointed as alternate directors of the Board of Directors, effective August 3, 2020. Ms. Colvin was removed as a director in connection with the appointment of Mr. Gwin and Mr. Walker as directors, and her removal is not due to any disagreement with Enable GP or the Partnership.

Ms. Colvin currently serves as Interim Executive Vice President and Chief Financial Officer and as Chief Accounting Officer of CenterPoint Energy, and Ms. Karuturi currently serves as Senior Vice President and General Counsel of CenterPoint Energy. Neither Enable GP nor the Partnership has entered into any material contract, plan or arrangement with, or will provide any compensation to, Ms. Colvin or Ms. Karuturi. There are no material arrangements or understandings between Ms. Colvin or Ms. Karuturi and any other person pursuant to which Ms. Colvin or Ms. Karuturi was appointed to serve as an alternate director that are not described above. Neither Ms. Colvin nor Ms. Karuturi are currently expected to be named to any committees of the Board of Directors.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Master Formation Agreement dated as of March 14, 2013 by and among CenterPoint Energy, Inc., OGE Energy Corp., Bronco Midstream Holdings, LLC and Bronco Midstream Holdings II, LLC	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 2.1
3.1	Certificate of Limited Partnership of CenterPoint Energy Field Services LP, as amended	Registrant’s registration statement on Form S-1, filed on November 26, 2013	File No. 333-192545	Exhibit 3.1
3.2	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP	Registrant’s Form 8-K filed November 15, 2017	File No. 001-36413	Exhibit 3.1
4.1	Specimen Unit Certificate representing common units (included with Second Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP as Exhibit A thereto)	Registrant’s Form 8-K filed April 22, 2014	File No. 001-36413	Exhibit 3.1
4.2	Indenture, dated as of May 27, 2014, between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.1
4.3	First Supplemental Indenture, dated as of May 27, 2014, by and among Enable Midstream Partners, LP, CenterPoint Energy Resources Corp., as guarantor, and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.2
4.4	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
4.5	Second Supplemental Indenture, dated as of March 9, 2017, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed March 9, 2017	File No. 001-36413	Exhibit 4.2
4.6	Third Supplemental Indenture, dated as of May 10, 2018, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 10, 2018	File No. 001-36413	Exhibit 4.2
4.7	Fourth Supplemental Indenture, dated as of September 13, 2019, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed September 13, 2019	File No. 001-36413	Exhibit 4.2
‘+10.1*	Enable Midstream Partners, LP Change of Control Plan
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	August 5, 2020	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)