Form 10-Q
period 2020-09-30
Enable Midstream Partners, LP
filed 2020-11-04
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 16, 2020, there were 435,474,966 common units outstanding.

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

i

GLOSSARY OF TERMS

2019 Term Loan Agreement.	Unsecured term loan agreement dated January 29, 2019, by and among Enable Midstream Partners, LP and Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto.
2024 Notes.	$600 million aggregate principal amount of the Partnership’s 3.900% senior notes due 2024.
2027 Notes.	$700 million aggregate principal amount of the Partnership’s 4.400% senior notes due 2027.
2028 Notes.	$800 million aggregate principal amount of the Partnership’s 4.950% senior notes due 2028.
2029 Notes.	$550 million aggregate initial principal amount of the Partnership’s 4.150% senior notes due 2029.
2044 Notes.	$550 million aggregate initial principal amount of the Partnership’s 5.000% senior notes due 2044.
Adjusted EBITDA.	A non-GAAP measure calculated as net income attributable to limited partners plus depreciation and amortization expense, interest expense, net of interest income, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity-based compensation, change in fair value of derivatives not designated as hedging instruments, certain other non-cash gains and losses (including gains and losses on retirement of assets, sales of assets and write-downs of materials and supplies), gain on extinguishment of debt and impairments, less the noncontrolling interest allocable to Adjusted EBITDA.
Adjusted interest expense.	A non-GAAP measure calculated as interest expense plus interest income, amortization of premium on long-term debt and capitalized interest on expansion capital, less amortization of debt costs and discount on long-term debt.
Annual Report.	Annual Report on Form 10-K for the year ended December 31, 2019.
ASC.	Accounting Standards Codification.
ASU.	Accounting Standards Update.
Atoka.	Atoka Midstream LLC, in which the Partnership owns a 50% interest, which provides gathering and processing services to customers in the Arkoma Basin in Oklahoma.
ATM Program.	The offer and sale, from time to time, of common units representing limited partner interests having an aggregate offering price of up to $200 million in quantities, by sales methods and at prices determined by market conditions and other factors at the time of such sales, pursuant to that certain ATM Equity Offering Sales Agreement, entered into on May 12, 2017.
Barrel.	42 U.S. gallons of petroleum products.
Bbl.	Barrel.
Bbl/d.	Barrels per day.
Bcf/d.	Billion cubic feet per day.
Board of Directors.	The board of directors of Enable GP, LLC.
Btu.	British thermal unit. When used in terms of volume, Btu refers to the amount of natural gas required to raise the temperature of one pound of water by one degree Fahrenheit at one atmospheric pressure.
CenterPoint Energy.	CenterPoint Energy, Inc., a Texas corporation, and its subsidiaries.
Condensate.	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
DCF.	Distributable Cash Flow, a non-GAAP measure calculated as Adjusted EBITDA, as further adjusted for Series A Preferred Unit distributions, distributions for phantom and performance units, Adjusted interest expense, maintenance capital expenditures and current income taxes.
Distribution coverage ratio.	A non-GAAP measure calculated as DCF divided by distributions related to common unitholders.
EGT.	Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates an approximately 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex Basins in Oklahoma, Texas, Arkansas, Louisiana and Kansas.
Enable GP.	Enable GP, LLC, the general partner of Enable Midstream Partners, LP.
EOCS.	Enable Oklahoma Crude Services, LLC, formerly Velocity Holdings, LLC, a wholly owned subsidiary of the Partnership that provides crude oil and condensate gathering services in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.
EOIT.	Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates an approximately 2,200-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.

EPA.	United States Environmental Protection Agency.
EOIT Senior Notes.	$250 million aggregate principal amount of EOIT’s 6.25% senior notes that were repaid in March 2020.
ESCP.	Enable South Central Pipeline, LLC, formerly Velocity Pipeline Partners, LLC, in which the Partnership, through EOCS, owns a 60% joint venture interest in a 26-mile pipeline system with a third party which owns and operates a refinery connected to the EOCS system.
ETGP.	Enable Texola Gathering & Processing, LLC, formerly Align Midstream, LLC, a wholly owned subsidiary of the Partnership that provides natural gas gathering and processing services to customers in the Cotton Valley and Haynesville plays of the Ark-La-Tex Basin in Texas.
Exchange Act.	Securities Exchange Act of 1934, as amended.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
GAAP.	Accounting principles generally accepted in the United States of America.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
Gross margin.	A non-GAAP measure calculated as Total revenues minus Cost of natural gas and natural gas liquids, excluding depreciation and amortization.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
LIBOR.	London Interbank Offered Rate.
March 31 Quarterly Report.	Quarterly Report on Form 10-Q for the period ended March 31, 2020.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
Moody’s.	Moody’s Investor Services.
MRT.	Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates a 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.
NGA.	Natural Gas Act of 1938.
NGLs.	Natural gas liquids, which are the hydrocarbon liquids contained within natural gas including condensate.
OGE Energy.	OGE Energy Corp., an Oklahoma corporation, and its subsidiaries.
OPEC.	Organization of the Petroleum Exporting Countries.
Partnership.	Enable Midstream Partners, LP, and its subsidiaries.
Partnership Agreement.	Fifth Amended and Restated Agreement of Limited Partnership of Enable Midstream Partners, LP dated as of November 14, 2017.
PHMSA.	Pipeline and Hazardous Materials Safety Administration.
Revolving Credit Facility.	$1.75 billion senior unsecured revolving credit facility.
S&P.	Standard & Poor’s Rating Services.
SCOOP.	South Central Oklahoma Oil Province.
SEC.	Securities and Exchange Commission.
Series A Preferred Units.	10% Series A Fixed-to-Floating Non-Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in the Partnership.
SESH.	Southeast Supply Header, LLC, in which the Partnership owns a 50% interest, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast.
STACK.	Sooner Trend Anadarko Canadian and Kingfisher Counties.
TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 13)):
Product sales	$280	$320	$764	$1,156
Service revenues	316	379	995	1,073
Total Revenues	596	699	1,759	2,229
Cost and Expenses (including expenses from affiliates (Note 13)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	250	263	653	958
Operation and maintenance	96	105	313	307
General and administrative	28	31	73	82
Depreciation and amortization	105	108	314	323
Impairments of property, plant and equipment and goodwill (Note 7)	—	—	28	—
Taxes other than income tax	17	17	52	52
Total Cost and Expenses	496	524	1,433	1,722
Operating Income	100	175	326	507
Other Income (Expense):
Interest expense	(43)	(48)	(136)	(142)
Equity in earnings (losses) of equity method affiliate, net	(222)	5	(211)	12
Other, net	2	1	7	2
Total Other Expense	(263)	(42)	(340)	(128)
Income (Loss) Before Income Tax	(163)	133	(14)	379
Income tax benefit	—	—	—	(1)
Net Income (Loss)	$(163)	$133	$(14)	$380
Less: Net income (loss) attributable to noncontrolling interest	1	1	(6)	2
Net Income (Loss) Attributable to Limited Partners	$(164)	$132	$(8)	$378
Less: Series A Preferred Unit distributions (Note 6)	9	9	27	27
Net Income (Loss) Attributable to Common Units (Note 5)	$(173)	$123	$(35)	$351

Basic earnings (loss) per unit (Note 5)
Common units	$(0.40)	$0.28	$(0.08)	$0.81
Diluted earnings (loss) per unit (Note 5)
Common units	$(0.40)	$0.28	$(0.08)	$0.81

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Net income (loss)	$(163)	$133	$(14)	$380
Other comprehensive income (loss):
Change in fair value of interest rate derivative instruments	—	(1)	(7)	(4)
Reclassification of interest rate derivative losses to net income	2	—	3	—
Other comprehensive income (loss)	2	(1)	(4)	(4)
Comprehensive income (loss)	(161)	132	(18)	376
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	1	(6)	2
Comprehensive income (loss) attributable to Limited Partners	$(162)	$131	$(12)	$374

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

	(In millions)
Current Assets:
Cash and cash equivalents	$18	$4
Accounts receivable, net of allowance for doubtful accounts (Note 1)	229	244
Accounts receivable—affiliated companies	12	25
Inventory	42	46
Gas imbalances	38	35
Other current assets	34	35
Total current assets	373	389
Property, Plant and Equipment:
Property, plant and equipment	13,207	13,161
Less: Accumulated depreciation and amortization	2,504	2,291
Property, plant and equipment, net	10,703	10,870
Other Assets:
Intangible assets, net	554	601
Goodwill	—	12
Investment in equity method affiliate	75	309
Other, net of allowance for doubtful accounts (Note 1)	70	85
Total other assets	699	1,007
Total Assets	$11,775	$12,266
Current Liabilities:
Accounts payable	$114	$161
Accounts payable—affiliated companies	2	1
Current portion of long-term debt	—	251
Short-term debt	334	155
Taxes accrued	52	32
Gas imbalances	14	19
Other	128	161
Total current liabilities	644	780
Other Liabilities:
Accumulated deferred income taxes, net	5	4
Regulatory liabilities	25	24
Other	75	80
Total other liabilities	105	108
Long-Term Debt	3,950	3,969
Commitments and Contingencies (Note 14)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at September 30, 2020 and December 31, 2019)	362	362
Common Units (435,468,668 issued and outstanding at September 30, 2020 and 435,201,365 issued and outstanding at December 31, 2019)	6,695	7,013
Accumulated other comprehensive loss	(7)	(3)
Noncontrolling interest	26	37
Total Partners’ Equity	7,076	7,409
Total Liabilities and Partners’ Equity	$11,775	$12,266

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$(14)	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	323
Deferred income taxes	1	(1)
Impairments of property, plant and equipment and goodwill	28	—
Net loss on sale/retirement of assets	17	5
Gain on extinguishment of debt	(5)	—
Equity in (earnings) losses of equity method affiliate, net	211	(12)
Return on investment in equity method affiliate	14	12
Equity-based compensation	10	13
Amortization of debt costs and discount	3	(1)
Changes in other assets and liabilities:
Accounts receivable, net	14	19
Accounts receivable—affiliated companies	13	(3)
Inventory	4	3
Gas imbalance assets	(3)	6
Other current assets	—	(2)
Other assets	4	8
Accounts payable	(47)	(108)
Accounts payable—affiliated companies	1	(2)
Gas imbalance liabilities	(5)	(5)
Other current liabilities	(14)	64
Other liabilities	(3)	(8)
Net cash provided by operating activities	543	691
Cash Flows from Investing Activities:
Capital expenditures	(152)	(353)
Proceeds from sale of assets	19	1
Proceeds from insurance	1	—
Return of investment in equity method affiliate	9	8
Other, net	3	(9)
Net cash used in investing activities	(120)	(353)
Cash Flows from Financing Activities:
Increase (decrease) in short-term debt	179	(467)
Proceeds from long-term debt, net of issuance costs	—	1,544
Repayment of long-term debt	(267)	(700)
Proceeds from Revolving Credit Facility	869	—
Repayment of Revolving Credit Facility	(869)	(250)
Distributions to common unitholders	(288)	(420)
Distributions to preferred unitholders	(27)	(27)
Distributions to non-controlling interests	(5)	(3)
Cash paid for employee equity-based compensation	(1)	(24)
Net cash used in financing activities	(409)	(347)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	14	(9)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4	22
Cash, Cash Equivalents and Restricted Cash at End of Period	$18	$13
See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2020
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2019	15	$362	435	$7,013	$(3)	$37	$7,409
Net income (loss)	—	9	—	103	—	(7)	105
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Distributions	—	(9)	—	(144)	—	(3)	(156)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	—	—	—	(3)	—	—	(3)
Balance as of March 31, 2020	15	$362	435	$6,972	$(9)	$27	$7,352
Net income	—	9	—	35	—	—	44
Distributions	—	(9)	—	(72)	—	—	(81)
Equity-based compensation, net of units for employee taxes	—	—	—	2	—	—	2
Balance as of June 30, 2020	15	$362	435	$6,937	$(9)	$27	$7,317
Net income (loss)	—	9	—	(173)	—	1	(163)
Other comprehensive income	—	—	—	—	2	—	2
Distributions	—	(9)	—	(72)	—	(2)	(83)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of September 30, 2020	15	$362	435	$6,695	$(7)	$26	$7,076

	Nine Months Ended September 30, 2019
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2018	15	$362	433	$7,218	$—	$38	$7,618
Net income	—	9	—	113	—	1	123
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	2	(10)	—	—	(10)
Balance as of March 31, 2019	15	$362	435	$7,183	$—	$38	$7,583
Net income	—	9	—	115	—	—	124
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Distributions	—	(9)	—	(138)	—	(1)	(148)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of June 30, 2019	15	$362	435	$7,163	$(3)	$37	$7,559
Net income	—	9	—	123	—	1	133
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Distributions	—	(9)	—	(144)	—	(1)	(154)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of September 30, 2019	15	$362	435	$7,145	$(4)	$37	$7,540
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

As of September 30, 2020, CenterPoint Energy held approximately 53.7% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.5% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of September 30, 2020, the Partnership owned a 50% interest in SESH. See Note 8 for further discussion of SESH. For the nine months ended September 30, 2020, the Partnership held a 50% ownership in Atoka and consolidated Atoka in its Condensed Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, the Partnership held a 60% interest in ESCP, which is consolidated in its Condensed Consolidated Financial Statements as EOCS acted as the managing member of ESCP and had control over the operations of ESCP.

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

In April 2020, we sustained damage to an approximately 100-mile gas gathering system in the Ark-La-Tex Basin of our gathering and processing segment. We have ceased operation of this system and are in the process of retiring it. We recognized a loss on retirement of approximately $20 million during the nine months ended September 30, 2020, which is included in Operation and maintenance expense in the Condensed Consolidated Statements of Income.

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

	September 30, 2020	January 1, 2020

	(In millions)
Accounts receivable	$2	$2
Other assets	3	3
Total Allowance for doubtful accounts	$5	$5

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded write-downs to net realizable value related to natural gas and natural gas liquids inventory of $2 million and zero during the three months ended September 30, 2020 and 2019, respectively, and $9 million and $6 million during the nine months ended September 30, 2020 and 2019, respectively.

Assessing Impairment of Property, Plant and Equipment, Goodwill and Investment in Equity Method Affiliate

The Partnership periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles other than goodwill, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. For more information, see Note 7.

The Partnership assesses its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. The Partnership utilizes the market or income approaches to estimate the fair value of the reporting unit, also giving consideration to the alternative cost approach. Under the market approach, historical and current year forecasted cash flows are multiplied by a market multiple to determine fair value. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. The resulting fair value of the reporting unit is then compared to the carrying amount of the reporting unit and an impairment charge is recorded to goodwill for the difference. The Partnership performs its goodwill impairment testing at the reporting unit, which is one level below the transportation and storage and gathering and processing reportable segment level. For more information, see Note 7.

The Partnership evaluates its Investment in equity method affiliate for impairment when factors indicate that an other than temporary decrease in the value of its investment has occurred and the carrying amount of its investment may not be recoverable. The Partnership utilizes the market or income approaches to estimate the fair value of the investment, also giving consideration to the alternative cost approach. Under the market approach, historical and current year forecasted cash flows are multiplied by a market multiple to determine fair value. Under the income approach, anticipated cash flows over a period of years plus a terminal value are discounted to present value using appropriate discount rates. The resulting fair value of the investment is then compared to the carrying amount of the investment and an impairment charge is recorded to Equity in earnings (losses) of equity method affiliate, net for the difference. Any basis difference between our recognized Investment in equity method affiliate and the underlying financial statements of the affiliate are assigned to the applicable net assets of the affiliate. For more information, see Note 8.

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

(3) Revenues

The following tables disaggregate total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$58	$77	$(68)	$67
Natural gas liquids	208	2	(2)	208
Condensate	15	—	—	15
Total revenues from natural gas, natural gas liquids, and condensate	281	79	(70)	290
Loss on derivative activity	(10)	—	—	(10)
Total Product sales	$271	$79	$(70)	$280
Service revenues:
Demand revenues	$32	$116	$—	$148
Volume-dependent revenues	160	10	(2)	168
Total Service revenues	$192	$126	$(2)	$316
Total Revenues	$463	$205	$(72)	$596

	Three Months Ended September 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$69	$95	$(69)	$95
Natural gas liquids	191	5	(5)	191
Condensate	26	—	—	26
Total revenues from natural gas, natural gas liquids, and condensate	286	100	(74)	312
Gain on derivative activity	8	—	—	8
Total Product sales	$294	$100	$(74)	$320
Service revenues:
Demand revenues	$97	$119	$—	$216
Volume-dependent revenues	151	15	(3)	163
Total Service revenues	$248	$134	$(3)	$379
Total Revenues	$542	$234	$(77)	$699

	Nine Months Ended September 30, 2020
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$161	$207	$(181)	$187
Natural gas liquids	523	7	(7)	523
Condensate	49	—	—	49
Total revenues from natural gas, natural gas liquids, and condensate	733	214	(188)	759
Gain (loss) on derivative activity	6	(1)	—	5
Total Product sales	$739	$213	$(188)	$764
Service revenues:
Demand revenues	$105	$371	$—	$476
Volume-dependent revenues	487	38	(6)	519
Total Service revenues	$592	$409	$(6)	$995
Total Revenues	$1,331	$622	$(194)	$1,759

	Nine Months Ended September 30, 2019
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$291	$365	$(305)	$351
Natural gas liquids	698	16	(16)	698
Condensate	93	—	—	93
Total revenues from natural gas, natural gas liquids, and condensate	1,082	381	(321)	1,142
Gain on derivative activity	14	—	—	14
Total Product sales	$1,096	$381	$(321)	$1,156
Service revenues:
Demand revenues	$225	$373	$—	$598
Volume-dependent revenues	438	48	(11)	475
Total Service revenues	$663	$421	$(11)	$1,073
Total Revenues	$1,759	$802	$(332)	$2,229

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

Accounts Receivable

The following table summarizes the components of accounts receivable, net of allowance for doubtful accounts.

	September 30, 2020	December 31, 2019

	(In millions)
Accounts Receivable:
Customers	$233	$239
Contract assets (1)	3	18
Non-customers	5	12
Total Accounts Receivable (2)	$241	$269
____________________
(1)Contract assets reflected in Total Accounts Receivable include accrued minimum volume commitments. Contract assets are primarily attributable to revenues associated with estimated shortfall volumes on certain annual minimum volume commitment arrangements. Total Accounts Receivable does not include contract assets related to firm service transportation contracts with tiered rates of $9 million as of September 30, 2020 and $6 million as of December 31, 2019, which are reflected in Other Assets.
(2)Total Accounts Receivable includes Accounts receivable, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment.

The table below summarizes the change in the contract liabilities.

	September 30, 2020	December 31, 2019	Amounts recognized in revenues

	(In millions)
Deferred revenues (1)	$44	$48	$23

The table below summarizes the timing of recognition of these contract liabilities as of September 30, 2020.

	2020	2021	2022	2023	2024 and After
	(In millions)
Deferred revenues (1)	$17	$7	$6	$6	$8
____________________
(1)Deferred revenues includes deferred revenue—affiliated companies. This amount is included in Other current liabilities and Other long-term liabilities.

Remaining Performance Obligations

Our remaining performance obligations consist primarily of firm arrangements and minimum volume commitment arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as Service revenues in the Condensed Consolidated Statements of Income. The table below summarizes the timing of recognition of the remaining performance obligations as of September 30, 2020.

	2020	2021	2022	2023	2024 and After
	(In millions)
Transportation and Storage	$119	$419	$350	$326	$1,187
Gathering and Processing	31	121	123	121	313
Total remaining performance obligations	$150	$540	$473	$447	$1,500

(4) Leases

The table below summarizes the operating leases included in the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	September 30, 2020	December 31, 2019

		(In millions)
Operating lease asset	Other Assets	$27	$37
Total right-of-use assets		$27	$37

Operating lease liabilities	Other Current Liabilities	$5	$9
Operating lease liabilities	Other Liabilities	25	31
Total lease liabilities		$30	$40

As of September 30, 2020, all lease obligations outstanding were classified as operating leases. Therefore, all cash flows are reflected in Cash Flows from Operating Activities.

The following table presents the Partnership’s rental costs associated with field equipment and buildings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Rental Costs:
Field equipment	$3	$6	$12	$18
Office space	1	1	3	5

As of September 30, 2020, the weighted average remaining lease term is 7.0 years and the weighted average discount rate is 5.47%.

The following table presents the Partnership’s lease cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Lease Cost:
Operating lease cost	$2	$2	$5	$7
Short-term lease cost	2	4	9	15
Variable lease cost	—	1	1	1
Total Lease Cost	$4	$7	$15	$23

The Partnership recorded short-term lease costs of $1 million in the transportation and storage reportable segment during the three and nine months ended September 30, 2019. All other lease costs were included in the gathering and processing reportable segment.

Under ASC 842, as of September 30, 2020, the Partnership has operating lease obligations expiring at various dates. Undiscounted cash flows for non-cancellable operating lease liabilities are as follows:

Non-cancellable operating leases

(In millions)
Year Ended December 31,
2020 - remainder	$2
2021	6
2022	5
2023	5
2024	4
2025	3
After 2025	8
Total	33
Impact of the applicable discount rate	(3)
Total lease liabilities	$30

(5) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except per unit data)
Net income (loss)	$(163)	$133	$(14)	$380
Net income (loss) attributable to noncontrolling interest	1	1	(6)	2
Series A Preferred Unit distributions	9	9	27	27
General partner interest in net income	—	—	—	—
Net income (loss) available to common units	$(173)	$123	$(35)	$351

Net income (loss) allocable to common units	$(173)	$123	$(35)	$351
Dilutive effect of Series A Preferred Unit distributions (2)	—	—	—	—
Diluted net income (loss) allocable to common units	$(173)	$123	$(35)	$351

Basic weighted average number of common units outstanding (1)	437	437	437	436
Dilutive effect of Series A Preferred Units (2)	—	—	—	—
Dilutive effect of performance units (3)	—	—	—	—
Diluted weighted average number of common units outstanding	437	437	437	436

Basic earnings (loss) per unit
Common units	$(0.40)	$0.28	$(0.08)	$0.81

Diluted earnings (loss) per unit
Common units	$(0.40)	$0.28	$(0.08)	$0.81
____________________
(1)Basic weighted average number of outstanding common units includes approximately two million time-based phantom units for both the three months ended September 30, 2020 and 2019, and two million and one million time-based phantom units for the nine months ended September 30, 2020 and 2019, respectively.
(2)For the three and nine months ended September 30, 2020 and 2019, the issuance of “if-converted” common units attributable to the Series A Preferred Units were excluded in the calculation of diluted earnings (loss) per unit as the impact was anti-dilutive.

(3)The contingent effect of performance unit awards is anti-dilutive for the three and nine months ended September 30, 2020. The dilutive effect of the performance unit awards was less than $0.01 per unit during the three and nine months ended September 30, 2019.

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

The Partnership paid or has authorized payment of the following cash distributions to common unitholders, as applicable, during 2020 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
September 30, 2020 (1)	November 17, 2020	November 24, 2020	$0.16525	$72
June 30, 2020	August 18, 2020	August 25, 2020	0.16525	72
March 31, 2020	May 19, 2020	May 27, 2020	0.16525	72
December 31, 2019	February 18, 2020	February 25, 2020	0.3305	144
September 30, 2019	November 19, 2019	November 26, 2019	0.3305	144
June 30, 2019	August 20, 2019	August 27, 2019	0.3305	144
March 31, 2019	May 21, 2019	May 29, 2019	0.318	138
_____________________
(1)The Board of Directors declared a $0.16525 per common unit cash distribution on November 3, 2020, to be paid on November 24, 2020 to common unitholders of record at the close of business on November 17, 2020.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2020 and 2019 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
September 30, 2020 (1)	November 3, 2020	November 13, 2020	$0.625	$9
June 30, 2020	August 4, 2020	August 14, 2020	0.625	9
March 31, 2020	May 5, 2020	May 15, 2020	0.625	9
December 31, 2019	February 7, 2020	February 14, 2020	0.625	9
September 30, 2019	November 5, 2019	November 14, 2019	0.625	9
June 30, 2019	August 2, 2019	August 14, 2019	0.625	9
March 31, 2019	April 29, 2019	May 15, 2019	0.625	9
_____________________
(1)The Board of Directors declared a $0.625 per Series A Preferred Unit cash distribution on November 3, 2020, to be paid on November 13, 2020, to Series A Preferred unitholders of record at the close of business on November 3, 2020.

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

(7) Impairments of Property, Plant and Equipment and Goodwill

Impairment of Property, Plant and Equipment

The Partnership periodically evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. Due to decreases in natural gas and NGL market prices during 2020 as a result of the ongoing COVID-19 pandemic and the economic effects of the pandemic, together with the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia, as of March 31, 2020, management reassessed the carrying value of the Atoka assets, in which the Partnership owns a 50% interest in the consolidated joint venture, which is a component of the gathering and processing segment. Based on forecasted future undiscounted cash flows, management determined that the carrying value of the Atoka assets were not fully recoverable. The Partnership utilized the income approach (generally accepted valuation approach) to estimate the fair value of these assets. The primary inputs are forecasted cash flows and the discount rate. The fair value measurement is based on inputs that are not observable in the market and thus represent Level 3 inputs. Applying a discounted cash flow model to the property, plant and equipment, the Partnership recognized a $16 million impairment, which is included in Impairments of property, plant and equipment and goodwill on the Condensed Consolidated Statements of Income during the nine months ended September 30, 2020.

Impairment of Goodwill

In the fourth quarter of 2017, as a result of the acquisition of ETGP, the Partnership recorded $12 million of goodwill associated with the Ark-La-Tex Basin reporting unit, included in the gathering and processing reportable segment.

The Partnership tests its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. During 2020, the commodity price declines due to the existing oversupply of crude oil, NGLs and natural gas were exacerbated by the ongoing COVID-19 pandemic and the economic effects of the pandemic, in addition to the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia in the first quarter. Despite the subsequent agreement in April 2020 by a coalition of nations including Russia and Saudi Arabia to reduce production of crude oil, the price of NGLs and crude oil have remained significantly lower than pre-pandemic levels. Amid such crude oil, NGL and natural gas price declines, producers have been cutting back spending and shifting their focus from emphasizing reserves growth, to increasing net cash flows and reducing outstanding debt, which consequently resulted in a decrease in rig count and in forecasted producer activity in the Ark-La-Tex Basin reporting unit during the first quarter of 2020. At the same time, unit prices and market multiples for midstream companies with gathering and processing operations have dropped to their lowest levels in the last three years. Due to the continuing decrease in forward commodity prices, the reduction in forecasted producer activities, the resulting decrease in our forecasted cash flows and the increase in the weighted average cost of capital, the Partnership determined that the fair value of the goodwill associated with our Ark-La-Tex Basin reporting unit would more likely than not be impaired. As a result, the Partnership performed a quantitative test for our goodwill and determined that the carrying value of the Ark-La-Tex Basin reporting unit exceeded its fair value and that goodwill associated with the Ark-La-Tex Basin was completely impaired in the amount of $12 million. The impairment is included in Impairments of property, plant and equipment and goodwill on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2020.

The following table presents the change in carrying amount of goodwill in each of our reportable segments.

	Gathering and Processing	Transportation and Storage	Total

	(In millions)
Balance as of December 31, 2019	$12	$—	$12
Goodwill impairment	(12)	—	(12)
Balance as of September 30, 2020	$—	$—	$—

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

At September 30, 2020, the Partnership estimated the fair value of its investment in SESH was below the carrying value and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. As a result, the Partnership recorded a $225 million impairment on its investment in SESH for the three and nine months ended September 30, 2020, which is included in Equity in earnings (losses) of equity method affiliate, net in the Partnership’s Condensed Consolidated Statements of Income. The impairment analysis of the Partnership’s investment in SESH compared the estimated fair value of the investment to its carrying value. The fair value of the investment was determined using multiple valuation methodologies under both the market and income approaches. Due to the significant unobservable estimates and assumptions required, the Partnership concluded that the fair value estimate should be classified as a Level 3 measurement within the fair value hierarchy. The basis difference for our investment in SESH has been assigned to its property, plant and equipment and will be amortized over its approximately 50-year remaining useful life. See Note 1 for further information concerning the method used to evaluate and measure the impairment on the Partnership’s investment in SESH.

The Partnership shares operations of SESH with Enbridge, Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $3 million and $2 million during the three months ended September 30, 2020 and 2019, respectively, and $11 million and $12 million during the nine months ended September 30, 2020 and 2019, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate, net under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income. The following table presents the amount of Equity in earnings of equity method affiliate recognized, Impairment of equity method affiliate investment and Distributions from equity method affiliate received.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Equity in earnings of equity method affiliate	$3	$5	$14	$12
Impairment of equity method affiliate investment	(225)	—	(225)	—
Equity in earnings (losses) of equity method affiliate, net	$(222)	$5	$(211)	$12
Distributions from equity method affiliate (1)	$4	$4	$23	$20
___________________
(1)Distributions from equity method affiliate includes a $14 million and $12 million return on investment and a $9 million and $8 million return of investment for the nine months ended September 30, 2020 and 2019, respectively.

The following table includes the summarized financial information of SESH.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Income Statements:
Revenues	$24	$27	$79	$81
Operating income	11	15	40	37
Net income	6	10	27	24

(9) Debt

The following table presents the Partnership’s outstanding debt.

	September 30, 2020			December 31, 2019
	Outstanding Principal	Discount (1)	Total Debt	Outstanding Principal	Premium (Discount) (1)	Total Debt

	(In millions)
Commercial Paper	$334	$—	$334	$155	$—	$155
Revolving Credit Facility	—	—	—	—	—	—
2019 Term Loan Agreement	800	—	800	800	—	800
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(2)	698	700	(2)	698
2028 Notes	800	(5)	795	800	(5)	795
2029 Notes	547	(1)	546	550	(1)	549
2044 Notes	531	—	531	550	—	550
EOIT Senior Notes	—	—	—	250	1	251
Total debt	$4,312	$(8)	$4,304	$4,405	$(7)	$4,398
Less: Short-term debt (2)			334			155
Less: Current portion of long-term debt (3)			—			251
Less: Unamortized debt expense (4)			20			23
Total long-term debt			$3,950			$3,969
____________________
(1)Unamortized premium (discount) on long-term debt is amortized over the life of the respective debt.
(2)Short-term debt includes $334 million and $155 million of outstanding commercial paper as of September 30, 2020 and December 31, 2019, respectively.
(3)As of December 31, 2019, Current portion of long-term debt included $251 million outstanding balance of the EOIT Senior Notes which were repaid in March 2020.
(4)As of September 30, 2020 and December 31, 2019, there was an additional $3 million and $4 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other assets, not included above.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $334 million and $155 million outstanding under our commercial paper program at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the weighted average interest rate for the outstanding commercial paper was 0.77%.

Revolving Credit Facility

The Partnership’s Revolving Credit Facility is a $1.75 billion, five-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of September 30, 2020, there were zero principal advances, $3 million in letters of credit outstanding and our available borrowing capacity was approximately $775 million under our Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated credit ratings from S&P, Moody’s and Fitch Ratings. As of September 30, 2020, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s credit ratings. As of September 30, 2020, the commitment fee under the restated Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

2019 Term Loan Agreement

On January 29, 2019, the Partnership entered into an unsecured term loan agreement with Bank of America, N.A., as administrative agent, and the several lenders thereto. As of September 30, 2020, there was $800 million outstanding under the 2019 Term Loan Agreement. The 2019 Term Loan Agreement has a scheduled maturity date of January 29, 2022, but contains an option, which may be exercised up to two times, to extend the maturity date for an additional one-year term. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s credit ratings. The applicable margin shall equal, (1) in the case of interest rates determined by reference to the eurodollar rate, between 0.75% and 1.50% per annum and (2) in the case of interest rates determined by reference to the alternate base rate, between 0% and 0.50% per annum. As of September 30, 2020, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. As of September 30, 2020, the weighted average interest rate of the 2019 Term Loan Agreement was 2.11%, including the impact of the associated interest rate derivatives designated as hedging instruments for accounting purposes.

Senior Notes

As of September 30, 2020, the Partnership’s debt included the 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2044 Notes, which had $8 million of unamortized discount and $20 million of unamortized debt expense at September 30, 2020, resulting in effective interest rates of 4.01%, 4.56%, 5.19%, 4.29% and 4.99%, respectively, during the nine months ended September 30, 2020. In March 2020, the Partnership’s EOIT Senior Notes matured and were paid using proceeds from the Revolving Credit Facility.

During the nine months ended September 30, 2020, the Partnership repurchased $22 million aggregate principal amount of the 2029 Notes and 2044 Notes in open market transactions for approximately $17 million plus accrued interest, which resulted in a $5 million gain on extinguishment of debt. The gain is included in Other, net in the Condensed Consolidated Statements of Income.

As of September 30, 2020, the Partnership was in compliance with all of its debt agreements, including financial covenants.

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

Quantitative Disclosures Related to Derivative Instruments Not Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were not designated as hedging instruments for accounting purposes.

	September 30, 2020		December 31, 2019
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	4	25	10	19
Financial basis futures/swaps	3	32	11	30
Financial swaptions (2)	—	8	—	2
Physical purchases/sales	—	1	—	6
Crude oil (for condensate)— MBbl (3)
Financial futures/swaps	—	540	—	990
Financial swaptions (2)	—	90	—	225
Natural gas liquids— MBbl (4)
Financial futures/swaps	1,395	1,410	2,490	2,415
Financial options	—	75	—	—
____________________
(1)As of September 30, 2020, 91.9% of the natural gas contracts had durations of one year or less and 8.1% had durations of more than one year and less than two years. As of December 31, 2019, 86.6% of the natural gas contracts had durations of one year or less and 13.4% had durations of more than one year and less than two years.
(2)The notional volume contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional volume hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.
(3)As of September 30, 2020, 92.9% of the crude oil (for condensate) contracts had durations of one year or less and 7.1% had durations of more than one year and less than two years. As of December 31, 2019, 72.8% of the crude oil (for condensate) contracts had durations of one year or less and 27.2% had durations of more than one year and less than two years.
(4)As of September 30, 2020, 97.3% of the natural gas liquids contracts had durations of one year or less and 2.7% had durations of more than one year and less than two years. As of December 31, 2019, 72.2% of the natural gas liquids contracts had durations of one year or less and 27.8% had durations of more than one year and less than two years.

Derivatives Designated as Hedging Instruments

Derivative instruments designated as hedging instruments for accounting purposes are utilized in managing the Partnership’s interest rate risk exposures.

Quantitative Disclosures Related to Derivative Instruments Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were designated as hedging instruments for accounting purposes.

	September 30, 2020	December 31, 2019
	Gross Notional Value
	(In millions)
Interest rate swaps	$300	$300

Balance Sheet Presentation Related to Derivative Instruments

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were not designated as hedging instruments for accounting purposes.

		September 30, 2020		December 31, 2019
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$1	$7	$7	$5
Financial swaptions	Other Current	—	4	—	—
Physical purchases/sales	Other Current	—	2	5	—
Financial futures/swaps	Other	—	—	—	1
Crude oil (for condensate)
Financial futures/swaps	Other Current	1	13	1	19
Financial swaptions	Other Current	2	—	—	—
Financial futures/swaps	Other	—	1	—	8
Natural gas liquids
Financial futures/swaps	Other Current	17	1	25	3
Financial futures/swaps	Other	1	—	11	2
Total gross commodity derivatives (1)		$22	$28	$49	$38
_____________________
(1)See Note 11 for a reconciliation of the Partnership’s commodity derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were designated as hedging instruments for accounting purposes.

		September 30, 2020		December 31, 2019
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Interest rate swaps	Other Current	$—	$5	$—	$1
Interest rate swaps	Other	—	2	—	2
Total gross interest rate derivatives (1)		$—	$7	$—	$3
_____________________
(1)All interest rate derivative instruments that were designated as cash flow hedges are considered Level 2 as of September 30, 2020 and December 31, 2019.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Natural gas
Financial futures/swaps gains (losses)	$(5)	$2	$(2)	$10
Financial swaptions gains (losses)	(4)	—	(6)	—
Physical purchases/sales gains (losses)	(1)	1	—	1
Crude oil (for condensate)
Financial futures/swaps gains (losses)	—	(8)	12	(29)
Financial swaptions gains (losses)	—	—	2	—
Natural gas liquids
Financial futures/swaps gains (losses)	—	13	(1)	32
Total	$(10)	$8	$5	$14

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended September 30, 2020 and 2019, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Change in fair value of commodity derivatives	$(15)	$(2)	$(17)	$(3)
Realized gain on commodity derivatives	5	10	22	17
Gain (loss) on commodity derivative activity	$(10)	$8	$5	$14

The following table presents the effect of derivative instruments that were designated as hedging instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Interest rate swaps losses	$(2)	$—	$(3)	$—
Total	$(2)	$—	$(3)	$—

Interest rate derivatives designated as hedges are recognized in income once settled. Settlement amounts recognized in income for the periods ended September 30, 2020 and 2019 are reported in Interest expense.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s or S&P were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of September 30, 2020, under these obligations, the Partnership has posted no cash collateral related to natural gas swaps and swaptions, crude oil swaps and swaptions and NGL swaps and $3 million of additional collateral would be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating. In certain situations where the Partnership’s credit rating is lowered by Moody’s or S&P, the Partnership could be subject to an early termination event related to certain derivative instruments, which could result in a cash settlement of the instruments at market values on the date of such early termination.

(11) Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three and nine months ended September 30, 2020, there were no transfers between levels. As of September 30, 2020, there were no contracts classified as Level 3.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below.

The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments.

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$—	$—
2019 Term Loan Agreement (Level 2)	800	800	800	800
2024 Notes (Level 2)	600	591	600	614
2027 Notes (Level 2)	698	674	698	698
2028 Notes (Level 2)	795	784	795	811
2029 Notes (Level 2)	546	505	549	526
2044 Notes (Level 2)	531	448	550	506
EOIT Senior Notes (Level 2)	—	—	251	252
____________________
(1)    Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $334 million and $155 million of commercial paper was outstanding as of September 30, 2020 and December 31, 2019, respectively.

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of September 30, 2020, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities, other than those discussed in Note 7 and Note 8.

Based upon review of forecast undiscounted cash flows as of September 30, 2020, all of the asset groups were considered recoverable, other than those discussed in Note 7. Based upon review for other than temporary declines in fair value, the investment in equity method affiliate was considered recoverable, other than as discussed in Note 8. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions, including the oversupply of crude oil, NGLs and natural gas as well as the ongoing COVID-19 pandemic and the economic effects of the pandemic, could reduce forecast undiscounted cash flows for the asset groups and result in other than temporary declines in the fair value of the investment in equity method affiliate.

Contracts with Master Netting Arrangements

As of September 30, 2020, the Partnership’s Level 2 interest rate derivatives are recorded as liabilities with no netting adjustments.

The following tables summarize the Partnership’s other assets and liabilities that are measured at fair value on a recurring basis.

September 30, 2020	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$1	$22	$—	$—
Significant other observable inputs (Level 2)	21	6	16	11
Total fair value	22	28	16	11
Netting adjustments	(22)	(22)	—	—
Total	$—	$6	$16	$11

December 31, 2019	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$5	$31	$—	$—
Significant other observable inputs (Level 2)	44	7	14	11
Total fair value	49	38	14	11
Netting adjustments	(37)	(37)	—	—
Total	$12	$1	$14	$11
______________________
(1)The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of September 30, 2020 and December 31, 2019.
(2)Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $22 million and $21 million at September 30, 2020 and December 31, 2019, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.
(3)Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $3 million and $8 million at September 30, 2020 and December 31, 2019, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(12) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$129	$131
Income taxes, net of refunds	1	1
Non-cash transactions:
Accounts payable related to capital expenditures	9	26
Lease liabilities related to (derecognition) recognition of right-of-use assets	(5)	42
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	(3)	—

The following table reconciles cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets to cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2020	2019

	(In millions)
Cash and cash equivalents	$18	$12
Restricted cash	—	1
Cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$18	$13

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

The Partnership’s revenues from affiliated companies accounted for 6% of total revenues during both the nine months ended September 30, 2020 and 2019. The following table presents the amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$17	$22	$76	$78
Natural gas product sales — CenterPoint Energy	—	3	1	7
Gas transportation and storage service revenues — OGE Energy	9	9	28	35
Natural gas product sales — OGE Energy	4	4	9	5
Total revenues — affiliated companies	$30	$38	$114	$125

The following table presents the amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$—	$1	$—
Cost of natural gas purchases — OGE Energy	6	12	20	25
Total cost of natural gas purchases — affiliated companies	$6	$12	$21	$25

Corporate services and seconded employees

The Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under services agreements for an initial term that ended on April 30, 2016. The services agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice prior to the end of any extension. Additionally, the Partnership may terminate the services agreements at any time with 180 days’ notice, if approved by the

Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2020 are zero and $1 million, respectively.

As of September 30, 2020, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to an annual cap of $5 million until secondment is terminated.

The following table presents the amounts charged to the Partnership by affiliates for seconded employees, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Seconded Employee Costs — OGE Energy	$5	$4	$13	$15

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

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer Partners, LP for deliveries to the Godley Plant in Johnson County, Texas. As of September 30, 2020, the Partnership estimates the remaining associated minimum volume commitment fee to be $175 million. Minimum volume commitment fees are expected to be $3 million for the remainder of 2020, $23 million per year from 2021 through 2027 and $11 million in 2028.

On September 13, 2018, the Partnership executed a precedent agreement for the development of the Gulf Run Pipeline, an interstate natural gas transportation project. On January 30, 2019, a final investment decision was made by Golden Pass LNG, the cornerstone shipper for the liquefied natural gas facility to be served by the Gulf Run Pipeline project. Subject to approval of the project by FERC, the Partnership will be required to construct a large-diameter pipeline from northern Louisiana to Gulf Coast markets. In addition, the Partnership requested approval to transfer existing EGT transportation infrastructure to the Gulf Run Pipeline. The Partnership filed applications with FERC to obtain authorization to construct and operate the pipeline on February 28, 2020. FERC issued the environmental assessment on October 29, 2020. Under the precedent agreement, the Partnership estimates the cost to complete the Gulf Run Pipeline project to fulfill its obligations under the precedent agreement would be as much as $500 million. The project is backed by a 20-year firm transportation service agreement. The Gulf Run Pipeline connects natural gas producing regions in the U.S., including the Haynesville, Marcellus, Utica and Barnett shales and the Mid-Continent region. The project is expected to be placed into service in late 2022.

(15) Equity-Based Compensation

The following table summarizes the Partnership’s equity-based compensation expense related to performance units and phantom units for the Partnership’s employees and independent directors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Performance units	$1	$3	$5	$8
Phantom units	2	1	5	5
Total compensation expense	$3	$4	$10	$13

The following table presents the assumptions related to the performance share units granted in 2020.

2020
Number of units granted	933,738
Fair value of units granted	$ 7.00
Expected distribution yield	12.27%
Expected price volatility	27.70%
Risk-free interest rate	0.85%
Expected life of units (in years)	3

The following table presents the number of phantom units granted and the grant date fair value related to the phantom units granted in 2020.

2020
Phantom Units granted	967,095
Fair value of phantom units granted	$2.67 - $10.13

Units Outstanding

A summary of the activity for the Partnership’s performance units and phantom units applicable to the Partnership’s employees at September 30, 2020 and changes during 2020 are shown in the following table.

	Performance Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at December 31, 2019	1,393,329	$19.04	1,392,560	$14.65
Granted (1)	933,738	7.00	967,095	6.51
Vested (2)	(387,174)	19.23	(378,192)	15.99
Forfeited	(154,534)	14.39	(189,397)	10.47
Units outstanding at September 30, 2020	1,785,359	$13.11	1,792,066	$10.42
Aggregate intrinsic value of units outstanding at September 30, 2020	$7		$7
_____________________
(1)Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0% to 200% of the target.
(2)Performance units vested as of September 30, 2020 include 376,292 units from the 2017 annual grant, which were approved by the Board of Directors in 2017 and, based on the level of achievement of a performance goal established by the Board of Directors over the performance period of January 1, 2017 through December 31, 2019, no performance units vested.

Unrecognized Compensation Cost

The following table summarizes the Partnership’s unrecognized compensation cost for its non-vested performance units and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized.

	September 30, 2020
	Unrecognized Compensation Cost (In millions)	Weighted Average Period for Recognition (In years)
Performance Units	$11	1.68
Phantom Units	8	1.53
Total	$19

As of September 30, 2020, there were 5,294,366 units available for issuance under the long-term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended September 30, 2020	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$271	$79	$(70)	$280
Service revenues	192	126	(2)	316
Total Revenues	463	205	(72)	596
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	244	78	(72)	250
Operation and maintenance, General and administrative	77	47	—	124
Depreciation and amortization	75	30	—	105
Taxes other than income tax	10	7	—	17
Operating income	$57	$43	$—	$100
Total Assets	$9,525	$5,524	$(3,274)	$11,775
Capital expenditures	$21	$29	$—	$50

Three Months Ended September 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$294	$100	$(74)	$320
Service revenues	248	134	(3)	379
Total Revenues	542	234	(77)	699
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	238	102	(77)	263
Operation and maintenance, General and administrative	79	57	—	136
Depreciation and amortization	77	31	—	108
Taxes other than income tax	10	7	—	17
Operating income	$138	$37	$—	$175
Total assets as of December 31, 2019	$9,739	$5,886	$(3,359)	$12,266
Capital expenditures	$70	$31	$—	$101

Nine Months Ended September 30, 2020	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$739	$213	$(188)	$764
Service revenues	592	409	(6)	995
Total Revenues	1,331	622	(194)	1,759
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	631	215	(193)	653
Operation and maintenance, General and administrative	250	137	(1)	386
Depreciation and amortization	223	91	—	314
Impairments of property, plant and equipment and goodwill	28	—	—	28
Taxes other than income tax	32	20	—	52
Operating income	$167	$159	$—	$326
Total Assets	$9,525	$5,524	$(3,274)	$11,775
Capital expenditures	$79	$73	$—	$152

Nine Months Ended September 30, 2019	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$1,096	$381	$(321)	$1,156
Service revenues	663	421	(11)	1,073
Total Revenues	1,759	802	(332)	2,229
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	895	394	(331)	958
Operation and maintenance, General and administrative	238	152	(1)	389
Depreciation and amortization	229	94	—	323
Taxes other than income tax	31	21	—	52
Operating income	$366	$141	$—	$507
Total assets as of December 31, 2019	$9,739	$5,886	$(3,359)	$12,266
Capital expenditures	$267	$86	$—	$353
_____________________
(1)See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and nine months ended September 30, 2020 and 2019.

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

In June 2020, we began to return those employees to the workplace that have beem working remotely. As part of our return to work protocols, we implemented the same strategies described above to reduce the likelihood of spreading the disease. In addition, we have limited the number of employees in the workplace in order to maintain strict social distancing practices and made accommodations for employees at higher risk of severe illness. As infection and hospitalization rates have increased in areas where we operate, we have temporarily halted returning additional employees to the office. We intend to increase the number of employees in the workplace as conditions warrant, and we will continue to monitor for the emergence or resurgence of COVID-19 in our workplaces and in the communities where our employees are located.

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

The effects of the COVID-19 pandemic, which have exacerbated commodity price declines resulting from oversupply by decreasing demand, may also increase counterparty credit risk. Some customers may encounter severe financial problems that could limit our ability to collect amounts owed to us or to enforce performance of other obligations under contractual arrangements. During the nine months ended September 30, 2020, five of our producer customers filed for reorganization under Chapter 11 of the Bankruptcy Code. We do not anticipate that these bankruptcies will result in a significant impact on our results of operations.

During the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, our natural gas gathered volumes, processed volumes, transported volumes, revenues and gross margin decreased. These decreases resulted primarily from reductions in the production of natural gas combined with reductions in the demand for natural gas, NGLs and crude oil. The reductions in supply and demand for these commodities, and the resulting decrease in demand for midstream services, were caused by the effects of preexisting oversupply conditions and exacerbated by the decrease in economic activity due to the COVID-19 pandemic. While we believe that the demand for midstream services will remain below 2019 levels for as long as these conditions persist, the results for our most recent period may not be indicative of our future results because of the continuing uncertainty surrounding future levels of production of natural gas, NGLs and crude oil and the demand for midstream services to move that production to markets, as well as uncertainty regarding the creditworthiness of our customers. For more information on our results, see “Results of Operations” below.

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

As part of the reduction in our operations and maintenance and general and administrative expenses, in the fourth quarter of 2019, we began a review of our organizational structure and staffing levels to maximize efficiency and flexibility. As a result of this review, we have reduced our positions by 165 through July 31, 2020. Of these 165 reductions, 134 were made between May 1, 2020 through July 31, 2020. We believe that these reductions will improve our long-term cost structure.

Our Revolving Credit Facility and our 2019 Term Loan Agreement each contain a financial covenant limiting our ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization as of the last day of each fiscal quarter of less than or equal to 5.00 to 1.00. Our financial results, which have been impacted by the effects of preexisting oversupply conditions and exacerbated by the decrease in economic activity due to the COVID-19 pandemic, have lowered our aggregate borrowing capacity under our Revolving Credit Facility. As of September 30, 2020, our available borrowing capacity under our Revolving Credit Facility was approximately $775 million. Considering these financial covenants, we believe that we will have sufficient cash flow and borrowing capacity to fully fund our business and expect to continue to proactively take steps to maintain sufficient liquidity and capital resources for our business.

We were not eligible and did not receive any assistance under the Paycheck Protection Program. Under the CARES Act, we elected to defer employer payroll taxes incurred in 2020, into 2021 and 2022. Additionally, we elected to apply the net operating loss carryback provisions of the CARES Act to Enable Midstream Services, LLC. Applying these provisions will not significantly impact our short-term or long-term liquidity needs.

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

Dakota Access Pipeline

On July 6, 2020, the federal district court for the District of Columbia issued an order requiring Dakota Access Pipeline to be shut down and emptied of oil by August 5, 2020, pending the completion of an environmental impact analysis for the pipeline. The U.S. Court of Appeals for the District of Columbia Circuit stayed the order requiring the shut down in order to consider the pipeline’s emergency motion for stay. Substantially all of the crude oil gathered by our Williston Basin crude oil systems is delivered indirectly for transport to Dakota Access Pipeline. Although the crude oil gathered by our Williston Basin crude oil systems may also be delivered for transport to other pipelines, such as BakkenLink Pipeline and Bridger Pipeline, a shutdown of the Dakota Access Pipeline, or any other significant pipeline providing transportation services from the Williston Basin, would likely result in the shut in of wells connected to our Williston Basin crude oil systems if our customer is unable to obtain sufficient capacity on those pipelines at an effective cost. On August 5, 2020, the DC Circuit: (1) stayed the injunction issued by the district court, finding that the district court failed to make the findings necessary for injunctive relief, but (2) denied the motion to stay the district court’s order vacating the easement authorizing Dakota Access Pipeline to cross the Missouri River at Lake Oahe. Oral argument has been set for November 4, 2020 in Dakota Access Pipeline’s appeal of the district court’s order requiring the U.S. Army Corps of Engineers to conduct an environmental impact statement prior to granting an easement authorizing Dakota Access Pipeline to cross the Missouri River at Lake Oahe. Under the briefing schedule approved by the DC Circuit, the earliest a ruling could be expected is late December 2020. Although the threatened shutdown of Dakota Access Pipeline is no longer imminent, a shutdown could occur if Dakota Access Pipeline loses its appeal and the U.S. Army Corps of Engineers either does not grant Dakota Access Pipeline an easement following the completion of the environmental impact statement or determines that, under the U.S. Army Corps of Engineers regulations, Dakota Access Pipeline must be shut down while the environmental impact statement is prepared. We are unable to predict whether any such pipeline will be shutdown, the duration of any such shutdown, or the extent of the resulting impact on the operations of our Williston Basin crude oil and produced water gathering systems.

Impairment of equity method affiliate investment

As of September 30, 2020, the Partnership estimated the fair value of its equity method affiliate investment was below the carrying value and concluded the decline in value was other than temporary due to the expiration of a transportation contract and the current status of renewal negotiations. As a result, the Partnership recorded a $225 million impairment on its equity method affiliate investment for the three and nine months ended September 30, 2020, which is included in Equity in earnings (losses) of equity method affiliate, net in the Partnership’s Condensed Consolidated Statements of Income.

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

Five Nations Reservations

On July 9, 2020, the U.S. Supreme Court ruled that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished. Prior to the court’s ruling, the prevailing view was that the Muscogee (Creek) Nation, Chickasaw Nation, Cherokee Nation, Choctaw Nation and Seminole Nation reservations within Oklahoma had been disestablished prior to statehood in 1907. Although the court’s ruling indicates that it is limited to criminal law as applied within the Muscogee (Creek) Nation reservation, the ruling has significant potential implications for civil law within the Muscogee (Creek) Nation reservation, as well as other reservations in Oklahoma that may similarly be found to not have been disestablished. A significant amount of our gathering and processing and transportation and storage assets are located in Oklahoma on the Muscogee (Creek) Nation reservation and other reservations that may similarly be found to not have been disestablished. While we cannot predict which other reservations may similarly be found not to have been disestablished or the full extent to which civil jurisdiction may be affected, the ruling could significantly impact laws and regulations to which we are subject in Oklahoma, such as taxation and the permitting and siting of energy assets.

State district courts in Oklahoma, applying the analysis in U.S. Supreme Court’s ruling regarding the Muscogee (Creek) Nation, ruled on September 30, 2020 that the Cherokee Nation reservation has not been disestablished and on October 13, 2020 that the Chickasaw Nation reservation has not been disestablished. We anticipate that similar rulings will be made regarding the Choctaw Nation and Seminole Nation reservations in the near future because the reservations of all five nations share a similar history. On October 1, 2020, the EPA granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Flexible, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to Indian Country within the State except: Indian allotments to which Indian titles have not been extinguished; lands that are held in trust by the United States on behalf of any Indian or Tribe; lands that are owned in fee by any Tribe where title was acquired through a treaty with the United States to which such Tribe is a party and that have never been allotted to any citizen or member of such Tribe. The approval extends the State’s authority for existing EPA-approved regulatory programs to all lands within the State to which the State applied such programs prior to the U.S. Supreme Court’s ruling regarding the Muscogee (Creek) Nation reservation. However, several Tribes have expressed dissatisfaction with the consultation process performed in relation to this approval and it is possible that the EPA’s approval under the SAFETE Act could be challenged. Additionally, the SAFETE Act provides that any Tribe in Oklahoma may seek “Treatment as a State” by the EPA, and it is possible that one or more of the Tribes in Oklahoma may seek such an approval from the EPA. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved.

Environmental Update

In April 2020, the federal district court for the district of Montana issued an order vacating the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 (NWP 12) for alleged failure to comply with consultation requirements under the federal Endangered Species Act. Pipeline companies and other developers of underground infrastructure frequently rely upon NWP 12 and other general permits for construction and maintenance projects in jurisdictional wetland areas. The federal district court subsequently limited the order to vacate NWP 12 only with respect to pipeline construction. In May 2020, the U.S. Army Corps of Engineers appealed the federal district court’s order to the U.S. Court of Appeals for the Ninth Circuit. In July 2020, the U.S. Supreme Court granted a stay of the district court’s order vacating NWP 12, pending the disposition of the appeal in the Ninth Circuit and any subsequent appeal to the Supreme Court. Additionally, on September 15, 2020, the U.S. Army Corps of Engineers published a proposal to reissue its existing Nationwide Permits and associated general conditions and definitions, with some modifications, including proposed modifications to NWP 12. That proposal is subject to a 60-day public comment period. While the full extent and impact of the court’s action, as well as the proposed NWP 12 re-issuance, is unclear at this time, a disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are required to seek individual permits from the U.S. Army Corps of Engineers.

Liquidity Update

EOIT Senior Notes

On March 16, 2020, the Partnership’s EOIT Senior Notes matured and were paid using proceeds from the Revolving Credit Facility. For more information, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Repurchase of Senior Notes

During the nine months ended September 30, 2020, the Partnership repurchased $22 million aggregate principal amount of the 2029 Notes and 2044 Notes in open market transactions for approximately $17 million plus accrued interest, which resulted in a $5 million gain on extinguishment of debt.

Results of Operations

The following tables summarize the key components of our results of operations.

Three Months Ended September 30, 2020	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$271	$79	$(70)	$280
Service revenues	192	126	(2)	316
Total Revenues	463	205	(72)	596
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	244	78	(72)	250
Gross margin (1)	219	127	—	346
Operation and maintenance, General and administrative	77	47	—	124
Depreciation and amortization	75	30	—	105
Taxes other than income tax	10	7	—	17
Operating income	$57	$43	$—	$100

Three Months Ended September 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$294	$100	$(74)	$320
Service revenues	248	134	(3)	379
Total Revenues	542	234	(77)	699
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	238	102	(77)	263
Gross margin (1)	304	132	—	436
Operation and maintenance, General and administrative	79	57	—	136
Depreciation and amortization	77	31	—	108
Taxes other than income tax	10	7	—	17
Operating income	$138	$37	$—	$175

Nine Months Ended September 30, 2020	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$739	$213	$(188)	$764
Service revenues	592	409	(6)	995
Total Revenues	1,331	622	(194)	1,759
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	631	215	(193)	653
Gross margin (1)	700	407	(1)	1,106
Operation and maintenance, General and administrative	250	137	(1)	386
Depreciation and amortization	223	91	—	314
Impairments of property, plant and equipment and goodwill	28	—	—	28
Taxes other than income tax	32	20	—	52
Operating income	$167	$159	$—	$326

Nine Months Ended September 30, 2019	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,096	$381	$(321)	$1,156
Service revenues	663	421	(11)	1,073
Total Revenues	1,759	802	(332)	2,229
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	895	394	(331)	958
Gross margin (1)	864	408	(1)	1,271
Operation and maintenance, General and administrative	238	152	(1)	389
Depreciation and amortization	229	94	—	323
Taxes other than income tax	31	21	—	52
Operating income	$366	$141	$—	$507
 _____________________
(1)Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measures calculated and presented below under the caption Reconciliations of Non-GAAP Financial Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating Data:
Natural gas gathered volumes—TBtu	374	411	1,164	1,240
Natural gas gathered volumes—TBtu/d	4.07	4.47	4.25	4.54
Natural gas processed volumes—TBtu (1)	190	229	597	689
Natural gas processed volumes—TBtu/d (1)	2.06	2.49	2.18	2.52
NGLs produced—MBbl/d (1)(2)	133.11	117.78	122.29	128.62
NGLs sold—MBbl/d (2)(3)	138.55	118.29	127.66	131.49
Condensate sold—MBbl/d	5.58	6.16	6.50	7.36
Crude oil and condensate gathered volumes—MBbl/d	138.02	132.99	121.38	120.17
Transported volumes—TBtu	440	549	1,532	1,703
Transported volumes—TBtu/d	4.78	5.97	5.58	6.22
Interstate firm contracted capacity—Bcf/d	5.73	6.02	6.00	6.31
Intrastate average deliveries—TBtu/d	1.74	2.10	1.83	2.16
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.
(3)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anadarko
Gathered volumes—TBtu/d	1.94	2.27	2.04	2.32
Natural gas processed volumes—TBtu/d (1)	1.76	2.04	1.85	2.07
NGLs produced—MBbl/d (1)(2)	120.80	103.53	109.29	111.99
Crude oil and condensate gathered volumes—MBbl/d	104.93	91.58	93.65	82.75
Arkoma
Gathered volumes—TBtu/d	0.41	0.46	0.42	0.48
Natural gas processed volumes—TBtu/d (1)	0.08	0.10	0.08	0.10
NGLs produced—MBbl/d (1)(2)	3.94	4.42	3.96	5.89
Ark-La-Tex
Gathered volumes—TBtu/d	1.72	1.74	1.79	1.74
Natural gas processed volumes—TBtu/d	0.22	0.35	0.25	0.35
NGLs produced—MBbl/d (2)	8.37	9.83	9.04	10.74
Williston
Crude oil gathered volumes—MBbl/d	33.09	41.41	27.73	37.42
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.

Gathering and Processing

Three months ended September 30, 2020 compared to three months ended September 30, 2019. Our gathering and processing segment reported operating income of $57 million for the three months ended September 30, 2020 compared to operating income of $138 million for the three months ended September 30, 2019. The difference of $81 million in operating income between periods was primarily due to an $85 million decrease in gross margin, partially offset by a $2 million decrease in operation and maintenance and general and administrative expenses and a $2 million decrease in depreciation and amortization expense during the three months ended September 30, 2020.

Our gathering and processing segment revenues decreased $79 million. The decrease was primarily due to the following:
    Product Sales:
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $12 million,
•revenues from natural gas sales decreased $11 million due to lower sales volumes, partially offset by higher average sales prices, and
• realized gains on natural gas, condensate and NGL derivatives decreased $6 million.
These decreases were partially offset by revenues from NGL sales which increased $6 million primarily due to an increase in the average realized sales price from higher average market prices for all NGL products other than natural gasoline and higher recoveries of ethane in the Anadarko Basin, partially offset by lower sales in the Arkoma and Ark-La-Tex Basin primarily due to lower processed volumes.
    Service Revenues:
•natural gas gathering revenues decreased $51 million due to lower gathered volumes, inclusive of continued producer shut-ins in the Anadarko Basin that ended during the third quarter, lower shortfall fees associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex Basin and lower revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin and
•processing service revenues decreased $6 million due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to an increase in retained volumes at higher average market prices as well as an increase in the recognition of certain annual minimum processing fees.

These decreases were partially offset by crude oil, condensate and produced water gathering revenues which increased by $1 million primarily due to an increase in gathered crude oil volumes in the Anadarko Basin, partially offset by a decrease in gathered crude oil volumes in the Williston Basin.

Our gathering and processing segment gross margin decreased $85 million. The decrease was primarily due to the following:
•natural gas gathering fees decreased $51 million due to lower gathered volumes, inclusive of continued producer shut-ins in the Anadarko Basin that ended during the third quarter, lower shortfall fees associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex Basin and lower revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin,
•revenues from natural gas sales less the cost of natural gas decreased approximately $15 million due to lower sales volumes, partially offset by higher average sales prices,
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $12 million,
•realized gains on natural gas, condensate and NGL derivatives decreased $6 million, and
•processing service revenues decreased $6 million due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to an increase in retained volumes at higher average market prices as well as an increase in the recognition of certain annual minimum processing fees.
These decreases were partially offset by:
•revenues from NGL sales less the cost of NGLs increased $4 million due to higher average sales prices for all NGL products other than natural gasoline and
•crude oil, condensate and produced water gathering revenues increased $1 million primarily due to an increase in gathered crude oil volumes in the Anadarko Basin, partially offset by a decrease in gathered crude oil volumes in the Williston Basin.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $2 million. The decrease was primarily due to a $4 million decrease in compressor rentals and a $1 million decrease in payroll-related costs. These decreases were partially offset by a $2 million increase in materials and supplies due to the timing of operation and maintenance activities, a $1 million gain on retirement of assets in the prior year with no comparable item in the current year, and a $1 million increase due to lower capitalized overhead costs.

Our gathering and processing segment depreciation and amortization decreased $2 million. The decrease was primarily related to new depreciation rates implemented in the prior year which resulted in higher depreciation expense in 2019 for certain assets with shorter remaining useful lives, as compared to 2020, partially offset by additional assets placed in service.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Our gathering and processing segment reported operating income of $167 million for the nine months ended September 30, 2020 compared to operating income of $366 million for the nine months ended September 30, 2019. The difference of $199 million in operating income between periods was primarily due to a $164 million decrease in gross margin, $28 million of property, plant and equipment and goodwill impairments recognized in 2020, a $12 million increase in operation and maintenance and general and administrative expenses and a $1 million increase in taxes other than income tax, partially offset by a $6 million decrease in depreciation and amortization during the nine months ended September 30, 2020.

Our gathering and processing segment revenues decreased $428 million. The decrease was primarily due to the following:
    Product Sales:
•revenues from NGL sales decreased $219 million primarily due to a decrease in the average realized sales price from lower average market prices for NGL products and lower processed volumes,
•revenues from natural gas sales decreased $130 million due to lower average sales prices and lower sales volumes, and
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $13 million.
These decreases were partially offset by realized gains on natural gas, condensate and NGL derivatives, which increased $5 million.
    Service Revenues:

•natural gas gathering revenues decreased $57 million due to lower gathered volumes in the Anadarko and Arkoma Basins, inclusive of continued producer shut-ins in the Anadarko Basin that ended during the third quarter, lower shortfall fees associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins and lower revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin,
•processing service revenues decreased $14 million due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to an increase in retained volumes at lower average market prices as well as an increase in the recognition of certain annual minimum processing fees, and
•a $1 million decrease in intercompany management fees.
These decreases were partially offset by crude oil, condensate and produced water gathering revenue, which increased $1 million primarily due to an increase in gathered crude oil volumes in the Anadarko Basin, partially offset by a decrease in gathered crude oil volumes in the Williston Basin.

Our gathering and processing segment gross margin decreased $164 million. The decrease was primarily due to the following:
•natural gas gathering fees decreased $57 million due to lower gathered volumes in the Anadarko and Arkoma Basins, inclusive of continued producer shut-ins in the Anadarko Basin that ended during the third quarter, lower shortfall fees associated with the expiration of certain minimum volume commitment contracts in the Ark-La-Tex and Arkoma Basins and lower revenue associated with the third quarter 2019 amendment of certain minimum volume commitment contracts in the Arkoma Basin,
•revenues from natural gas sales less the cost of natural gas decreased approximately $53 million due to lower average sales prices and lower sales volumes,
•revenues from NGL sales less the cost of NGLs decreased $32 million due to lower volumes and lower average market prices for NGL products,
•processing service fees decreased $14 million due to lower processed volumes under fee-based arrangements, partially offset by higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to an increase in retained volumes at lower average market prices as well as an increase in the recognition of certain annual minimum processing fees,
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $13 million, and
•a $1 million decrease in intercompany management fees.
These decreases were partially offset by:
•realized gains on natural gas, condensate and NGL derivatives, which increased $5 million and
•crude oil, condensate and produced water gathering revenues increased $1 million primarily due to an increase in gathered crude oil volumes in the Anadarko Basin, partially offset by a decrease in gathered crude oil volumes in the Williston Basin.

Our gathering and processing segment operation and maintenance and general and administrative expenses increased $12 million. The increase was primarily due to a $19 million increase in loss on retirement of assets driven by a $20 million loss on retirement of an Ark-La-Tex gathering system in 2020 as compared to $1 million in losses on retirement in the prior year, a $4 million increase due to lower capitalized overhead costs, and a $1 million increase in payroll-related costs. These increases were partially offset by an $8 million decrease in compressor rentals, a $2 million decrease in materials and supplies due to the timing of operation and maintenance activities and a $1 million decrease in office and travel expenses due to travel restrictions and employees working remotely.

During the nine months ended September 30, 2020, our gathering and processing segment recognized impairments of property, plant and equipment and goodwill of $28 million. Due to decreases of crude oil and natural gas prices during 2020, management reassessed the carrying value of the Partnership's investment in the Atoka assets, a component of the gathering and processing segment. Based on forecast future undiscounted cash flows, the Partnership determined that the carrying value of the Atoka assets was not fully recoverable and recognized $16 million of impairment expense. Due to the continuing decreases in forward commodity prices, the reduction in forecast producer activities, the resulting decrease in our forecast cash flows and the increase in the weighted average cost of capital, the Partnership determined that the fair value of the goodwill associated with our Ark-La-Tex Basin reporting unit was completely impaired and recognized $12 million of impairment expense.

Our gathering and processing segment depreciation and amortization decreased $6 million. The decrease was primarily related to new depreciation rates implemented in the prior year which resulted in higher depreciation expense in 2019 for certain assets with shorter remaining useful lives, as compared to 2020, partially offset by additional assets placed in service.

Our gathering and processing segment taxes other than income tax increased $1 million related to higher accrued ad valorem taxes due to additional assets placed in service.

Transportation and Storage

Three months ended September 30, 2020 compared to three months ended September 30, 2019. Our transportation and storage segment reported operating income of $43 million for the three months ended September 30, 2020 compared to operating income of $37 million for the three months ended September 30, 2019. The difference of $6 million in operating income between periods was primarily due to a $10 million decrease in operation and maintenance and general and administrative expenses and a $1 million decrease in depreciation and amortization, partially offset by a $5 million decrease in gross margin.

Our transportation and storage segment revenues decreased $29 million. The decrease was primarily due to the following:
    Product Sales:
•revenues from natural gas sales decreased $18 million primarily due to lower sales volumes, partially offset by higher average sales prices,
•revenues from NGL sales decreased $3 million due to lower average sales prices and lower volumes, and
•changes in the fair value of natural gas derivatives decreased $1 million.
These decreases were partially offset by realized gains on natural gas derivatives, which increased $1 million.
    Service Revenues:
•volume-dependent transportation and storage revenues decreased $5 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin and
•firm transportation and storage services decreased $3 million due to lower interstate contracted capacity, partially offset by higher recognized rates subsequent to the settlement of the MRT rate case.

Our transportation and storage segment gross margin decreased $5 million. The decrease was primarily due to the following:
•volume-dependent transportation and storage revenues decreased $5 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin,
•firm transportation and storage services decreased $3 million due to lower interstate contracted capacity, partially offset by higher recognized rates subsequent to the settlement of the MRT rate case,
•a $2 million decrease due to incremental lower of cost or net realizable value adjustments related to natural gas storage inventories, and
•changes in the fair value of natural gas derivatives decreased $1 million.
These decreases were partially offset by:
•system management activities increased $5 million and
•realized gains on natural gas derivatives, which increased $1 million.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $10 million. The decrease was primarily driven by a $5 million decrease related to claims settlement costs in the prior year with no comparable activity in the current year, a $4 million reduction in the estimated retirement loss previously recognized in 2019 related to a physical property loss, a $2 million decrease in professional services due to higher rate case costs in the prior year, $1 million decrease in office and travel expenses due to the impact of travel restrictions and employees working remotely and a $1 million decrease in payroll-related costs. These decreases were partially offset by a $4 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations.

Our transportation and storage segment depreciation and amortization decreased $1 million primarily due to retirements of general plant assets.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Our transportation and storage segment reported operating income of $159 million for the nine months ended September 30, 2020 compared to operating income of $141 million for the nine months ended September 30, 2019. The difference of $18 million in operating income between periods was primarily due to a $15 million decrease in operation and maintenance and general and administrative expenses, a $3 million decrease in depreciation and amortization, and a $1 million decrease in taxes other than income tax, partially offset a $1 million decrease in gross margin.

Our transportation and storage segment revenues decreased $180 million. The decrease was primarily due to the following:
    Product Sales:
•revenues from natural gas sales decreased $158 million primarily due to lower sales volumes and lower average sales prices,
•revenues from NGL sales decreased $9 million due to lower average sales prices and lower volumes, and
•changes in the fair value of natural gas derivatives decreased $1 million.
    Service Revenues:
•volume-dependent transportation and storage revenues decreased $10 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin, partially offset by the recognition of $1 million of revenue upon the settlement of the MRT rate case and
•firm transportation and storage services decreased $2 million due to lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators, partially offset by an increase in recognized rates and the recognition of $16 million of previously reserved revenue upon the settlement of the MRT rate case.

Our transportation and storage segment gross margin decreased $1 million. The decrease was primarily due to the following:
•volume-dependent transportation and storage revenues decreased $10 million due to lower off-system intrastate transportation rates and lower transported volumes due to decreased production activity in the Anadarko Basin, partially offset by the recognition of $1 million of revenue upon the settlement of the MRT rate case,
•a $3 million decrease due to incremental lower of cost or net realizable value adjustments related to natural gas storage inventories,
•revenues from NGL sales less the cost of NGLs decreased $2 million due to a decrease in average NGL prices and lower volumes,
•firm transportation and storage services decreased $2 million due to lower interstate contracted capacity and lower rates on certain contracts for intrastate service with power generators, partially offset by an increase in recognized rates and the recognition of $16 million of previously reserved revenue upon the settlement of the MRT rate case, and
•changes in the fair value of natural gas derivatives decreased $1 million.
These decreases were partially offset by system management activities, which increased $17 million.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $15 million. The decrease was primarily driven by a $7 million reduction in the estimated retirement loss previously recognized in 2019 related to a physical property loss in addition to a gain on retirement in the current year, a $5 million decrease related to claims settlement costs in the prior year with no comparable activity in the current year, a $4 million decrease in professional services due to higher rate case costs in the prior year, a $2 million decrease in payroll-related costs, a $2 million decrease in office and travel expenses due to the impact of travel restrictions and employees working remotely and a $1 million decrease in intercompany management fees. These decreases were partially offset by a $6 million increase in materials and supplies and outside services due to pipeline safety and storage integrity work under our pipeline safety program and to comply with certain PHMSA regulations and a $1 million increase due to lower capitalized overhead costs.

Our transportation and storage segment depreciation and amortization decreased $3 million primarily due to retirements of general plant assets.

Our transportation and storage segment taxes other than income tax decreased $1 million due to favorable tax settlements.

Condensed Consolidated Interim Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Operating Income	$100	$175	$326	$507
Other Income (Expense):
Interest expense	(43)	(48)	(136)	(142)
Equity in earnings (losses) of equity method affiliate, net (1)	(222)	5	(211)	12
Other, net	2	1	7	2
Total Other Expense	(263)	(42)	(340)	(128)
Income (Loss) Before Income Taxes	(163)	133	(14)	379
Income tax benefit	—	—	—	(1)
Net Income (Loss)	$(163)	$133	$(14)	$380
Less: Net income (loss) attributable to noncontrolling interest	1	1	(6)	2
Net Income (Loss) Attributable to Limited Partners	$(164)	$132	$(8)	$378
Less: Series A Preferred Unit distributions	9	9	27	27
Net Income (Loss) Attributable to Common Units	$(173)	$123	$(35)	$351
_____________________
(1)See Item 1 Note 8 of Part I for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Net Income (Loss) Attributable to Limited Partners. We reported net loss attributable to limited partners of $164 million in the three months ended September 30, 2020 compared to net income attributable to limited partners of $132 million in the three months ended September 30, 2019. The decrease in net income attributable to limited partners of $296 million was primarily attributable to a decrease in equity in earnings (losses) of equity method affiliate, net of $227 million and a decrease in operating income of $75 million, partially offset by a decrease in interest expense of $5 million and an increase in other, net of $1 million in the three months ended September 30, 2020.

Equity in Earnings (Losses) of Equity Method Affiliate, net. Equity in earnings (losses) of equity method affiliate, net decreased $227 million primarily due to a $225 million impairment of the Partnership’s equity method affiliate investment in the third quarter of 2020.

Interest Expense. Interest expense decreased $5 million primarily due to lower interest rates on the Partnership’s short-term borrowings.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Net Income (Loss) Attributable to Limited Partners. We reported net loss attributable to limited partners of $8 million in the nine months ended September 30, 2020 compared to net income attributable to limited partners of $378 million in the nine months ended September 30, 2019. The decrease in net income attributable to limited partners of $386 million was primarily attributable to a decrease in equity in earnings (losses) of equity method affiliate, net of $223 million, a decrease in operating income of $181 million, and an income tax benefit of $1 million in the prior year with no tax effect in the current year, partially offset by a decrease in interest expense of $6 million, an increase in other, net of $5 million and an $8 million change in net income (loss) attributable to noncontrolling interest in the nine months ended September 30, 2020.

Equity in Earnings (Losses) of Equity Method Affiliate, net. Equity in earnings (losses) of equity method affiliate, net decreased $223 million primarily due to a $225 million impairment of the Partnership’s equity method affiliate investment in the third quarter of 2020.

Interest Expense. Interest expense decreased $6 million primarily due to lower interest rates on the Partnership’s short-term borrowings.

Other, net. Other, net increased $5 million primarily due to a gain on extinguishment of debt.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest changed $8 million primarily due to an impairment in 2020 in the Partnership’s Atoka assets of which the Partnership owns a 50% interest in the consolidated joint venture.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$280	$320	$764	$1,156
Service revenues	316	379	995	1,073
Total Revenues	596	699	1,759	2,229
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	250	263	653	958
Gross margin	$346	$436	$1,106	$1,271

Reportable Segments
Gathering and Processing
Product sales	$271	$294	$739	$1,096
Service revenues	192	248	592	663
Total Revenues	463	542	1,331	1,759
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	244	238	631	895
Gross margin	$219	$304	$700	$864

Transportation and Storage
Product sales	$79	$100	$213	$381
Service revenues	126	134	409	421
Total Revenues	205	234	622	802
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	78	102	215	394
Gross margin	$127	$132	$407	$408

The following table shows the components of our gross margin.

	Fee-Based (1)
Nine Months Ended September 30, 2020	Demand	Volume- Dependent	Commodity- Based (1)	Total
Gathering and Processing Segment	15%	69%	16%	100%
Transportation and Storage Segment	91%	9%	—%	100%
Partnership Weighted Average	43%	47%	10%	100%
____________________
(1)For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income (loss) attributable to limited partners and calculation of Distribution coverage ratio:
Net income (loss) attributable to limited partners	$(164)	$132	$(8)	$378
Depreciation and amortization expense	105	108	314	323
Interest expense, net of interest income	43	48	135	141
Income tax benefit	—	—	—	(1)
Distributions received from equity method affiliate in excess of equity earnings	1	(1)	9	8
Impairment of equity method affiliate investment	225	—	225	—
Non-cash equity-based compensation	3	4	10	13
Change in fair value of derivatives (1)	15	2	17	3
Other non-cash losses (2)	1	2	23	9
Impairments of property, plant and equipment and goodwill	—	—	28	—
Gain on extinguishment of debt	—	—	(5)	—
Noncontrolling Interest Share of Adjusted EBITDA	—	—	(9)	(1)
Adjusted EBITDA	$229	$295	$739	$873
Series A Preferred Unit distributions (3)	(9)	(9)	(27)	(27)
Distributions for phantom and performance units (4)	—	(1)	(1)	(10)
Adjusted interest expense (5)	(42)	(47)	(134)	(143)
Maintenance capital expenditures	(31)	(36)	(69)	(86)
Current income taxes	—	—	1	—
DCF	$147	$202	$509	$607

Distributions related to common unitholders (6)	$72	$144	$216	$426

Distribution coverage ratio (7)	2.04	1.40	2.36	1.42
____________________
(1)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.
(2)Other non-cash losses includes write-downs and net loss on sale and retirement of assets.
(3)This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three and nine months ended September 30, 2020 and 2019. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.
(4)Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.
(5)See below for a reconciliation of Adjusted interest expense to Interest expense.
(6)Represents cash distributions declared for common units outstanding as of each respective period. Amounts for 2020 reflect estimated cash distributions for common units outstanding for the quarter ended September 30, 2020.

(7)Distribution coverage ratio is computed by dividing DCF by Distributions related to common unitholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$232	$264	$543	$691
Interest expense, net of interest income	43	48	135	141
Noncontrolling interest share of cash provided by operating activities	(1)	(1)	(3)	(2)
Current income taxes	—	—	1	—
Other non-cash items (1)	(2)	—	—	4
Proceeds from insurance	1	—	1	—
Changes in operating working capital which (provided) used cash:
Accounts receivable	3	41	(27)	(16)
Accounts payable	(24)	(2)	46	110
Other, including changes in noncurrent assets and liabilities	(39)	(56)	17	(66)
Return of investment in equity method affiliate	1	(1)	9	8
Change in fair value of derivatives (2)	15	2	17	3
Adjusted EBITDA	$229	$295	$739	$873
____________________
(1)Other non-cash items includes write-downs of assets.
(2)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest expense	$43	$48	$136	$142
Interest income	—	—	(1)	(1)
Amortization of premium on long-term debt	—	1	1	4
Capitalized interest on expansion capital	1	—	2	1
Amortization of debt expense and discount	(2)	(2)	(4)	(3)
Adjusted interest expense	$42	$47	$134	$143

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

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, and the timing of debt maturities. As of September 30, 2020, we had a working capital deficit of $271 million. The deficit is primarily due to $334 million of commercial paper outstanding as of September 30, 2020. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods.

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Net cash provided by operating activities	$543	$691
Net cash used in investing activities	$(120)	$(353)
Net cash used in financing activities	$(409)	$(347)

Operating Activities

The decrease of $148 million or 21%, in net cash provided by operating activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily driven by a decrease in net income of $394 million and a decrease of $8 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities, partially offset by an increase in adjustments for non-cash items of $254 million.

Investing Activities

The decrease of $233 million, or 66%, in net cash used in investing activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to lower capital expenditures of $201 million, partially offset by an increase in proceeds from sale of $18 million due to the sale of the Partnership’s interest in the Bistineau Storage Facility, an increase in other investing cash flows of $12 million, an increase in return of investment in equity method affiliate of $1 million and an increase in proceeds from insurance of $1 million.

Financing Activities

Net cash used in financing activities increased $62 million, or 18%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Our primary financing activities consist of the following:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Increase (decrease) in short-term debt	$179	$(467)
Proceeds from long-term debt, net of issuance costs	—	1,544
Repayment of 2019 Senior Notes	—	(500)
Repayment of term loans	—	(200)
Repurchase of 2029 Senior Notes and 2044 Senior Notes	(17)	—
Repayment of EOIT Senior Notes	(250)	—
Net proceeds (repayments) of Revolving Credit Facility	—	(250)
Distributions	(320)	(450)
Cash paid for employee equity-based compensation	(1)	(24)

Please see Note 9, “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. for a description of the Partnership’s debt agreements.

Sources of Liquidity

As of September 30, 2020, our sources of liquidity included:
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

Distributions

On November 3, 2020, the Board of Directors declared a quarterly cash distribution of $0.16525 per common unit on all of the Partnership’s outstanding common units for the period ended September 30, 2020. The distributions will be paid November 24, 2020 to unitholders of record as of the close of business on November 17, 2020. Additionally, the Board of Directors declared a quarterly cash distribution of $0.625 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid November 13, 2020 to unitholders of record as of the close of business on November 3, 2020.

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

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended September 30, 2020 are the same as those described in our Annual Report as modified for the adoption of new accounting standards and for the impairment of equity method affiliate investment disclosed in Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements.”

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

Based on our forecast volumes, prices and contractual arrangements, we estimate approximately 10% of our total gross margin for the twelve months ended December 31, 2020 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since September 30, 2020, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the remaining three months ending December 31, 2020.

Our direct exposure to commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next three months. Based on a sensitivity analysis regarding our direct commodity exposure, a 10% decrease in prices from forecast levels would decrease net income by approximately $3 million for natural gas and ethane and $2 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining three months ending December 31, 2020.

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

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio includes senior notes with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our 2019 Term Loan Agreement and any issuances under our commercial paper program are at a variable interest rate and expose us to the risk of increasing interest rates. The Partnership utilizes derivatives to mitigate the risk of interest rate changes. We do not enter into risk management contracts for speculative purposes. For further information regarding our derivatives, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Based upon the $1.1 billion outstanding borrowings under commercial paper and 2019 Term Loan Agreement as of September 30, 2020, excluding the impact of hedges and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $11 million. For further information regarding our interest rates, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, our management has concluded that, as of September 30, 2020, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies to the Partnership’s Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report and March 31 Quarterly Report. No other material changes to such risk factors have occurred during the three months ended September 30, 2020.

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

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	November 4, 2020	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)