Form 10-Q
period 2021-03-31
Enable Midstream Partners, LP
filed 2021-05-03
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of April 16, 2021, there were 435,866,139 common units outstanding.

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

i

GLOSSARY OF TERMS

Measurements
Bbl.	Barrel. 42 U.S. gallons of petroleum products.
Bbl/d.	Barrels per day.
Bcf.	Billion cubic feet.
Bcf/d.	Billion cubic feet per day.
Btu.	British thermal unit. When used in terms of volume, Btu refers to the amount of natural gas required to raise the temperature of one pound of water by one degree Fahrenheit at one atmospheric pressure.
MBbl.	Thousand barrels.
MBbl/d.	Thousand barrels per day.
MMBtu.	Million British thermal units.
MMcf.	Million cubic feet of natural gas.
MMcf/d.	Million cubic feet per day.
TBtu.	Trillion British thermal units.
TBtu/d.	Trillion British thermal units per day.
Abbreviations
ASC.	Accounting Standards Codification.
ASU.	Accounting Standards Update.
DCF.	Distributable Cash Flow, a non-GAAP measure calculated as Adjusted EBITDA, as further adjusted for Series A Preferred Unit distributions, distributions for phantom and performance units, Adjusted interest expense, maintenance capital expenditures and current income taxes.
DOT.	Department of Transportation.
EBITDA.	Earnings before interest, taxes, depreciation and amortization.
EGT.	Enable Gas Transmission, LLC, a wholly owned subsidiary of the Partnership that operates an approximately 5,900-mile interstate pipeline that provides natural gas transportation and storage services to customers principally in the Anadarko, Arkoma and Ark-La-Tex Basins in Oklahoma, Texas, Arkansas, Louisiana, Missouri and Kansas.
EOCS.	Enable Oklahoma Crude Services, LLC, formerly Velocity Holdings, LLC, a wholly owned subsidiary of the Partnership that provides crude oil and condensate gathering services to customers in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.
EOIT.	Enable Oklahoma Intrastate Transmission, LLC, formerly Enogex LLC, a wholly owned subsidiary of the Partnership that operates an approximately 2,200-mile intrastate pipeline that provides natural gas transportation and storage services to customers in Oklahoma.
EPA.	Environmental Protection Agency.
ESCP.	Enable South Central Pipeline, LLC, formerly Velocity Pipeline Partners, LLC, in which the Partnership, through EOCS, owns a 60% joint venture interest in a 26-mile pipeline system with a third party which owns and operates a refinery connected to the EOCS system.
ETGP.	Enable Texola Gathering & Processing, LLC, formerly Align Midstream, LLC, a wholly owned subsidiary of the Partnership that provides natural gas gathering and processing services to customers in the Cotton Valley and Haynesville plays of the Ark-La-Tex Basin in Texas.
FASB.	Financial Accounting Standards Board.
FERC.	Federal Energy Regulatory Commission.
GAAP.	Accounting principles generally accepted in the United States of America.
LDC.	Local distribution company involved in the delivery of natural gas to consumers within a specific geographic area.
LIBOR.	London Interbank Offered Rate.
LNG.	Liquefied natural gas.
MRT.	Enable Mississippi River Transmission, LLC, a wholly owned subsidiary of the Partnership that operates an approximately 1,600-mile interstate pipeline that provides natural gas transportation and storage services principally in Texas, Arkansas, Louisiana, Missouri and Illinois.
NGA.	Natural Gas Act of 1938.
NGL(s).	Natural gas liquid(s), which are the hydrocarbon liquids contained within the natural gas stream including condensate.

NYSE.	New York Stock Exchange.
OPEC.	Organization of the Petroleum Exporting Countries.
PHMSA.	Pipeline and Hazardous Materials Safety Administration.
S&P.	Standard & Poor’s Rating Services.
SCOOP.	South Central Oklahoma Oil Province.
SEC.	Securities and Exchange Commission.
SESH.	Southeast Supply Header, LLC, in which the Partnership owns a 50% interest, that operates an approximately 290-mile interstate natural gas pipeline from Perryville, Louisiana to southwestern Alabama near the Gulf Coast.
STACK.	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties.
Terms and Definitions
2019 Term Loan Agreement.	Unsecured term loan agreement dated January 29, 2019, by and among Enable Midstream Partners, LP and Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto.
2024 Notes.	$600 million aggregate principal amount of the Partnership’s 3.900% senior notes due 2024.
2027 Notes.	$700 million aggregate principal amount of the Partnership’s 4.400% senior notes due 2027.
2028 Notes.	$800 million aggregate principal amount of the Partnership’s 4.950% senior notes due 2028.
2029 Notes.	$550 million aggregate initial principal amount of the Partnership’s 4.150% senior notes due 2029.
2044 Notes.	$550 million aggregate initial principal amount of the Partnership’s 5.000% senior notes due 2044.
Adjusted EBITDA.	A non-GAAP measure calculated as net income attributable to limited partners plus depreciation and amortization expense, interest expense, net of interest income, income tax expense, distributions received from equity method affiliate in excess of equity earnings, non-cash equity-based compensation, change in fair value of derivatives not designated as hedging instruments, certain other non-cash gains and losses (including gains and losses on retirement of assets, sales of assets and write-downs of materials and supplies), gain on extinguishment of debt and impairments, less the noncontrolling interest allocable to Adjusted EBITDA.
Adjusted interest expense.	A non-GAAP measure calculated as interest expense plus interest income, amortization of premium on long-term debt and capitalized interest on expansion capital, less amortization of debt costs and discount on long-term debt.
Annual Report.	Annual Report on Form 10-K for the year ended December 31, 2020.
Atoka.	Atoka Midstream LLC, in which the Partnership owns a 50% interest, which provides gathering and processing services to customers in the Arkoma Basin in Oklahoma.
Board of Directors.	The board of directors of Enable GP, LLC.
CenterPoint Energy.	CenterPoint Energy, Inc., a Texas corporation, and its subsidiaries.
Condensate.	A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
Corps.	United States Army Corps of Engineers.
Distribution coverage ratio.	A non-GAAP measure calculated as DCF divided by distributions related to common unitholders.
Enable GP.	Enable GP, LLC, the general partner of Enable Midstream Partners, LP.
Enable Midstream Services.	Enable Midstream Services, LLC, a wholly owned subsidiary of Enable Midstream Partners, LP.
EOIT Senior Notes.	$250 million aggregate principal amount of EOIT’s 6.25% senior notes that were repaid in March 2020.
Energy Transfer.	Energy Transfer LP, a Delaware limited partnership.
Exchange Act.	Securities Exchange Act of 1934, as amended.
Gas imbalance.	The difference between the actual amounts of natural gas delivered from or received by a pipeline, as compared to the amounts scheduled to be delivered or received.
General Partner.	Enable GP, LLC, a Delaware limited liability company, the general partner of Enable Midstream Partners, LP.
Gross margin.	A non-GAAP measure calculated as Total revenues minus Cost of natural gas and natural gas liquids, excluding depreciation and amortization.

Merger.	The acquisition of the Partnership by Energy Transfer Partners, LP.
Merger Agreement.
An agreement between Energy Transfer and the Partnership in which the Partnership will be acquired by Energy Transfer in an all-equity transaction, including the assumption of debt and other liabilities

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

All statements, other than statements of historical fact, included in this Form 10-Q regarding the prospects of our industry, our anticipated financial performance, management’s plans and objectives for future operations, planned capital expenditures, business prospects, outcome of regulatory proceedings, market conditions, the expected merger (the “Merger”) of the Partnership with and into Energy Transfer LP pursuant to the Agreement and Plan of Merger between us and Energy Transfer dated February 16, 2021 (the “Merger Agreement”), and other matters, may constitute forward-looking statements. In addition, a forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, when considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report. Those risk factors and other factors noted throughout this report and in our Annual Report could cause our actual results to differ materially from those disclosed in any forward-looking statement. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 13)):
Product sales	$627	$288
Service revenues	343	360
Total Revenues	970	648
Cost and Expenses (including expenses from affiliates (Note 13)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	519	226
Operation and maintenance	84	102
General and administrative	37	24
Depreciation and amortization	106	104
Impairments of property, plant and equipment and goodwill (Note 7)	—	28
Taxes other than income tax	18	18
Total Cost and Expenses	764	502
Operating Income	206	146
Other Income (Expense):
Interest expense	(42)	(47)
Equity in earnings of equity method affiliate	1	6
Total Other Expense	(41)	(41)
Income Before Income Tax	165	105
Income tax benefit	—	—
Net Income	$165	$105
Less: Net income (loss) attributable to noncontrolling interest	1	(7)
Net Income Attributable to Limited Partners	$164	$112
Less: Series A Preferred Unit distributions (Note 6)	9	9
Net Income Attributable to Common Units (Note 5)	$155	$103

Basic and diluted earnings per unit (Note 5)
Basic	$0.35	$0.24
Diluted	$0.33	$0.19

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net income	$165	$105
Other comprehensive income (loss):
Change in fair value of interest rate derivative instruments	—	(6)
Reclassification of interest rate derivative losses to net income	1	—
Other comprehensive income (loss)	1	(6)
Comprehensive income	166	99
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(7)
Comprehensive income attributable to Limited Partners	$165	$106

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

	(In millions)
Current Assets:
Cash and cash equivalents	$32	$3
Accounts receivable, net of allowance for doubtful accounts (Note 1)	284	248
Accounts receivable—affiliated companies	13	15
Inventory	44	42
Gas imbalances	49	42
Other current assets, net of allowance for doubtful accounts (Note 1)	27	31
Total current assets	449	381
Property, Plant and Equipment:
Property, plant and equipment	13,287	13,220
Less: Accumulated depreciation and amortization	2,633	2,555
Property, plant and equipment, net	10,654	10,665
Other Assets:
Intangible assets, net	523	539
Investment in equity method affiliate	73	76
Other	65	68
Total other assets	661	683
Total Assets	$11,764	$11,729
Current Liabilities:
Accounts payable	$158	$149
Accounts payable—affiliated companies	1	2
Current portion of long-term debt	800	—
Short-term debt	214	250
Taxes accrued	26	34
Gas imbalances	13	19
Other	122	128
Total current liabilities	1,334	582
Other Liabilities:
Accumulated deferred income taxes, net	4	5
Regulatory liabilities	26	25
Other	67	71
Total other liabilities	97	101
Long-Term Debt	3,152	3,951
Commitments and Contingencies (Note 14)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at March 31, 2021 and December 31, 2020)	362	362
Common Units (435,846,766 issued and outstanding at March 31, 2021 and 435,549,892 issued and outstanding at December 31, 2020)	6,798	6,713
Accumulated other comprehensive loss	(5)	(6)
Noncontrolling interest	26	26
Total Partners’ Equity	7,181	7,095
Total Liabilities and Partners’ Equity	$11,764	$11,729
See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In millions)
Cash Flows from Operating Activities:
Net income	$165	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	104
Impairments of property, plant and equipment and goodwill	—	28
Net loss on sale/retirement of assets	—	1
Equity in earnings of equity method affiliate	(1)	(6)
Return on investment in equity method affiliate	1	6
Equity-based compensation	4	4
Amortization of debt costs and discount	1	—
Changes in other assets and liabilities:
Accounts receivable, net	(36)	52
Accounts receivable—affiliated companies	2	8
Inventory	(2)	3
Gas imbalance assets	(7)	(1)
Other current assets, net	2	(6)
Other assets	2	1
Accounts payable	11	(59)
Accounts payable—affiliated companies	(1)	1
Gas imbalance liabilities	(6)	(2)
Other current liabilities	(14)	(35)
Other liabilities	(4)	(4)
Net cash provided by operating activities	223	200
Cash Flows from Investing Activities:
Capital expenditures	(80)	(54)
Proceeds from sale of assets	1	—
Return of investment in equity method affiliate	3	4
Other, net	1	2
Net cash used in investing activities	(75)	(48)
Cash Flows from Financing Activities:
Decrease in short-term debt	(36)	(45)
Repayment of long-term debt	—	(250)
Proceeds from Revolving Credit Facility	—	340
Repayment of Revolving Credit Facility	—	(40)
Distributions to common unitholders	(72)	(144)
Distributions to preferred unitholders	(9)	(9)
Distributions to non-controlling interests	(1)	(3)
Cash paid for employee equity-based compensation	(1)	(1)
Net cash used in financing activities	(119)	(152)
Net Increase in Cash, Cash Equivalents and Restricted Cash	29	—
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3	4
Cash, Cash Equivalents and Restricted Cash at End of Period	$32	$4
See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2020	15	$362	435	$6,713	$(6)	$26	$7,095
Net income	—	9	—	155	—	1	165
Other comprehensive income	—	—	—	—	1	—	1
Distributions	—	(9)	—	(72)	—	(1)	(82)
Equity-based compensation, net of units for employee taxes	—	—	1	2	—	—	2
Balance as of March 31, 2021	15	$362	436	$6,798	$(5)	$26	$7,181

	Three Months Ended March 31, 2020
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2019	15	$362	435	$7,013	$(3)	$37	$7,409
Net income (loss)	—	9	—	103	—	(7)	105
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Distributions	—	(9)	—	(144)	—	(3)	(156)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	—	—	—	(3)	—	—	(3)
Balance as of March 31, 2020	15	$362	435	$6,972	$(9)	$27	$7,352
See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization

Enable Midstream Partners, LP (the Partnership) is a Delaware limited partnership whose assets and operations are organized into two reportable segments: (i) gathering and processing and (ii) transportation and storage. Our gathering and processing segment primarily provides natural gas gathering and processing services to our producer customers and crude oil, condensate and produced water gathering services to our producer and refiner customers. The transportation and storage segment provides interstate and intrastate natural gas pipeline transportation and storage services primarily to our producer, power plant, LDC and industrial end-user customers. Our natural gas gathering and processing assets are primarily located in Oklahoma, Texas, Arkansas and Louisiana and serve natural gas production in the Anadarko, Arkoma and Ark-La-Tex Basins. Crude oil gathering assets are located in Oklahoma and serve crude oil production in the SCOOP and STACK plays of the Anadarko Basin and in North Dakota and serve crude oil production in the Bakken Shale formation of the Williston Basin. The Partnership’s natural gas transportation and storage assets consist primarily of an interstate pipeline system extending from western Oklahoma and the Texas Panhandle to Louisiana, an interstate pipeline system extending from Louisiana to Illinois, an intrastate pipeline system in Oklahoma, and our investment in SESH, a pipeline extending from Louisiana to Alabama.

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

As of March 31, 2021, CenterPoint Energy held approximately 53.7% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.5% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of March 31, 2021, the Partnership owned a 50% interest in SESH. See Note 8 for further discussion of SESH. For the three months ended March 31, 2021, the Partnership owned a 50% ownership in Atoka and consolidated Atoka in the accompanying Condensed Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, the Partnership held a 60% interest in ESCP, which is consolidated in the accompanying Condensed Consolidated Financial Statements as EOCS acted as the managing member of ESCP and had control over the operations of ESCP.

Merger Agreement

On February 17, 2021, the Partnership and Energy Transfer announced their entry into a Merger Agreement, whereby the Partnership will be acquired by Energy Transfer in an all-equity transaction, including the assumption of debt and other liabilities. Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, Partnership common unitholders will receive 0.8595 of an Energy Transfer common unit for each Partnership common unit. Each of the Partnership’s Series A Preferred Units will be exchanged for 0.0265 Series G preferred units of Energy Transfer. The transaction will also include a $10 million cash payment for the Partnership’s general partner.

Generally, the Merger, including the receipt of equity consideration by common unitholders is expected to be treated as a tax-free transaction subject to certain exceptions as described in a Registration Statement on Form S-4 filed by Energy Transfer. The transaction, which is expected to close in mid-2021, is subject to customary closing conditions. CenterPoint Energy and OGE Energy, who collectively own approximately 79% of the outstanding Partnership common units, delivered their consents to the transaction. The Merger Agreement includes certain customary restrictions on the Partnership until closing of the Merger, such as limitations on distributions, equity issuances, and incurring and prepaying indebtedness. If the Merger does not occur, under certain circumstances, the Partnership may be required to pay Energy Transfer a termination fee of $97.5 million. Until the approval by unitholders and subsequent closing, we must continue to operate the Partnership as a stand-alone company.

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

	March 31, 2021	December 31, 2020

	(In millions)
Accounts receivable	$4	$1
Other assets	3	3
Total Allowance for doubtful accounts	$7	$4

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded write-downs to net realizable value related to natural gas and natural gas liquids inventory of $1 million and $6 million during the three months ended March 31, 2021 and 2020, respectively.

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

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This standard clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The Partnership adopted ASU 2021-01 during three months ended March 31, 2021. The implementation had no material impact on the Condensed Consolidated Financial Statements and related disclosures.

(3) Revenues

The following tables disaggregate total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$112	$330	$(130)	$312
Natural gas liquids	297	3	(3)	297
Condensate	32	—	—	32
Total revenues from natural gas, natural gas liquids, and condensate	441	333	(133)	641
Loss on derivative activity	(13)	(1)	—	(14)
Total Product sales	$428	$332	$(133)	$627
Service revenues:
Demand revenues	$26	$127	$—	$153
Volume-dependent revenues	170	23	(3)	190
Total Service revenues	$196	$150	$(3)	$343
Total Revenues	$624	$482	$(136)	$970

	Three Months Ended March 31, 2020
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$56	$73	$(60)	$69
Natural gas liquids	172	2	(2)	172
Condensate	27	—	—	27
Total revenues from natural gas, natural gas liquids, and condensate	255	75	(62)	268
Gain on derivative activity	20	—	—	20
Total Product sales	$275	$75	$(62)	$288
Service revenues:
Demand revenues	$39	$142	$—	$181
Volume-dependent revenues	163	17	(1)	179
Total Service revenues	$202	$159	$(1)	$360
Total Revenues	$477	$234	$(63)	$648

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

Accounts Receivable

The following table summarizes the components of accounts receivable, net of allowance for doubtful accounts.

	March 31, 2021	December 31, 2020

	(In millions)
Accounts Receivable:
Customers	$272	$245
Contract assets (1)	21	12
Non-customers	4	6
Total Accounts Receivable (2)	$297	$263
____________________
(1)Contract assets reflected in Total Accounts Receivable include accrued minimum volume commitments. Contract assets are primarily attributable to revenues associated with estimated shortfall volumes on certain annual minimum volume commitment arrangements. Total Accounts Receivable does not include contract assets related to firm service transportation contracts with tiered rates of $10 million as of March 31, 2021 and $9 million as of December 31, 2020, which are reflected in Other Assets.
(2)Total Accounts Receivable includes Accounts receivable, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment.

The table below summarizes the change in the contract liabilities.

	March 31, 2021	December 31, 2020

	(In millions)
Deferred revenues, beginning of period (1)	$44	$48
Amounts recognized in revenues related to the beginning balance	(17)	(25)
Net additions	16	21
Deferred revenues, end of period (1)	$43	$44
____________________
(1)Deferred revenues includes deferred revenue—affiliated companies. This amount is included in Other current liabilities and Other long-term liabilities.

The table below summarizes the timing of recognition of these contract liabilities as of March 31, 2021.

	2021	2022	2023	2024	2025 and After
	(In millions)
Deferred revenues (1)	$20	$7	$7	$7	$2
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

The table below summarizes the timing of recognition of the remaining performance obligations as of March 31, 2021.

	2021	2022	2023	2024	2025 and After
	(In millions)
Transportation and Storage	$325	$393	$353	$266	$959
Gathering and Processing	93	123	121	101	213
Total remaining performance obligations	$418	$516	$474	$367	$1,172

(4) Leases

The table below summarizes the operating leases included in the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	March 31, 2021	December 31, 2020

		(In millions)
Operating lease asset	Other Assets	$24	$25
Total right-of-use assets		$24	$25

Operating lease liabilities	Other Current Liabilities	$4	$4
Operating lease liabilities	Other Liabilities	23	24
Total lease liabilities		$27	$28

As of March 31, 2021, all lease obligations outstanding were classified as operating leases. Therefore, all cash flows are reflected in Cash Flows from Operating Activities.

The following table presents the Partnership’s rental costs associated with field equipment and buildings.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Rental Costs:
Field equipment	$3	$5
Office space	1	1

As of March 31, 2021, the weighted average remaining lease term is 6.5 years and the weighted average discount rate is 5.49%.

The following table presents the Partnership’s lease cost.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Lease Cost:
Operating lease cost	$1	$2
Short-term lease cost	2	3
Variable lease cost	1	1
Total Lease Cost	$4	$6

The Partnership recorded no short-term lease costs in the transportation and storage reportable segment during the three months ended March 31, 2021 and 2020. All lease costs were included in the gathering and processing reportable segment.

Under ASC 842, as of March 31, 2021, the Partnership has operating lease obligations expiring at various dates. Undiscounted cash flows for operating lease liabilities are as follows:

Non-cancellable operating leases

(In millions)
Year Ending December 31,
2021 - remainder	$4
2022	5
2023	6
2024	4
2025	3
2026	2
After 2026	6
Total	30
Less: impact of the applicable discount rate	3
Total lease liabilities	$27

(5) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common units.

	Three Months Ended March 31,
	2021	2020

	(In millions, except per unit data)
Net income	$165	$105
Net income (loss) attributable to noncontrolling interest	1	(7)
Series A Preferred Unit distributions	9	9
Net income available to common units	$155	$103

Net income allocable to common units	$155	$103
Dilutive effect of Series A Preferred Unit distributions	9	9
Diluted net income allocable to common units	$164	$112

Basic weighted average number of common units outstanding (1)	438	437
Dilutive effect of Series A Preferred Units	57	144
Dilutive effect of performance units (2)	—	—
Diluted weighted average number of common units outstanding	495	581

Basic and diluted earnings per unit
Basic	$0.35	$0.24
Diluted	$0.33	$0.19
____________________
(1)Basic weighted average number of outstanding common units includes approximately two million time-based phantom units for each of the three months ended March 31, 2021 and 2020.
(2)The dilutive effect of the performance unit awards was less than $0.01 per unit during the three months ended March 31, 2021 and 2020.

(6) Partners’ Equity

The Partnership Agreement requires that, within 60 days after the end of each quarter, the Partnership distribute all of its available cash (as defined in the Partnership Agreement) to unitholders of record on the applicable record date.

The Partnership paid or has authorized payment of the following cash distributions to common unitholders, as applicable, during 2021 and 2020 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
March 31, 2021(1)	May 13, 2021	May 25, 2021	$0.16525	$72
December 31, 2020	February 22, 2021	March 1, 2021	0.16525	72
September 30, 2020	November 17, 2020	November 24, 2020	0.16525	72
June 30, 2020	August 18, 2020	August 25, 2020	0.16525	72
March 31, 2020	May 19, 2020	May 27, 2020	0.16525	72
_____________________
(1)The Board of Directors declared a $0.16525 per common unit cash distribution on April 26, 2021, to be paid on May 25, 2021 to common unitholders of record at the close of business on May 13, 2021.

Holders of the Series A Preferred Units receive a quarterly cash distribution on a non-cumulative basis if and when declared by the General Partner, and subject to certain adjustments, equal to an annual rate of 10% on the stated liquidation preference of $25.00 from the date of original issue, February 18, 2016, to, but not including, the five-year anniversary of the original issue date, February 18, 2021. Thereafter, the holders receive a quarterly cash distribution based on a percentage of the stated liquidation preference equal to the sum of the three-month LIBOR plus 8.5%, which was 8.7375% for the relevant days in the three months ended March 31, 2021.

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2021 and 2020 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
March 31, 2021(1)	April 26, 2021	May 14, 2021	$0.5873	$9
December 31, 2020	February 12, 2021	February 12, 2021	0.625	9
September 30, 2020	November 3, 2020	November 13, 2020	0.625	9
June 30, 2020	August 4, 2020	August 14, 2020	0.625	9
March 31, 2020	May 5, 2020	May 15, 2020	0.625	9
_____________________
(1)The Board of Directors declared a $0.5873 per Series A Preferred Unit cash distribution on April 26, 2021, to be paid on May 14, 2021, to Series A Preferred unitholders of record at the close of business on April 26, 2021.

(7) Impairments of Property, Plant and Equipment and Goodwill

Impairment of Property, Plant and Equipment

The Partnership periodically evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. Due to decreases in natural gas and NGL market prices during 2020 as a result of the ongoing COVID-19 pandemic and the economic effects of the pandemic, together with the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia, as of March 31, 2020, management reassessed the carrying value of the Atoka assets, in which the Partnership owns a 50% interest in the consolidated joint venture, which is a component of the gathering and processing segment. Based on forecasted future undiscounted cash flows, management determined that the carrying value of the Atoka assets were not fully recoverable. The Partnership utilized the income approach (generally accepted valuation approach) to estimate the fair value of these assets. The primary inputs were forecasted cash flows and the discount rate. The fair value measurement is based on inputs that are not observable in the market and thus represent Level 3 inputs. Applying a discounted cash flow model to the property, plant and equipment, the Partnership recognized a $16 million impairment, which is included in Impairments of property, plant and equipment and goodwill on the Condensed Consolidated Statements of Income during the three months ended March 31, 2020.

Impairment of Goodwill

In the fourth quarter of 2017, as a result of the acquisition of ETGP, the Partnership recorded $12 million of goodwill associated with the Ark-La-Tex Basin reporting unit, included in the gathering and processing reportable segment.

The Partnership tests its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. During 2020, the commodity price declines due to the existing oversupply of crude oil, NGLs and natural gas were exacerbated by the ongoing COVID-19 pandemic and the economic effects of the pandemic, in addition to the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia in the first quarter. Despite the subsequent agreement in April 2020 by a coalition of nations including Russia and Saudi Arabia to reduce production of crude oil, the price of NGLs and crude oil had remained significantly lower than pre-pandemic levels. Amid such crude oil, NGL and natural gas price declines, producers had been cutting back spending and shifting their focus from emphasizing reserves growth, to increasing net cash flows and reducing outstanding debt, which consequently resulted in a decrease in rig count and in forecasted producer activity in the Ark-La-Tex Basin reporting unit during the first quarter of 2020. At the same time, unit prices and market multiples for midstream companies with gathering and processing operations had dropped to their lowest levels in the last three years. Due to the continuing decrease in forward commodity prices, the reduction in forecasted producer activities, the resulting decrease in our forecasted cash flows and the increase in the weighted average cost of capital, the Partnership determined that the fair value of the goodwill associated with our Ark-La-Tex Basin reporting unit would more likely than not be impaired. As a result, the Partnership performed a quantitative test for our goodwill and determined that the carrying value of the Ark-La-Tex Basin reporting unit exceeded its fair value and that goodwill associated with the Ark-La-Tex Basin was completely impaired in the amount of $12 million. The impairment is included in Impairments of property, plant and equipment and goodwill on the Condensed Consolidated Statements of Income for the three months ended March 31, 2020. The Partnership had no goodwill recorded as of March 31, 2021 and December 31, 2020.

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

The Partnership shares operations of SESH with Enbridge, Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $2 million and $6 million during the three months ended March 31, 2021 and 2020, respectively, associated with these service agreements.

The Partnership includes equity in earnings of equity method affiliate, net under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income. The following table presents the amount of Equity in earnings of equity method affiliate recognized and Distributions from equity method affiliate received.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Equity in earnings of equity method affiliate	$1	$6
Distributions from equity method affiliate (1)	4	10
___________________
(1)Distributions from equity method affiliate includes a $1 million and $6 million return on investment and a $3 million and $4 million return of investment for the three months ended March 31, 2021 and 2020, respectively.

The following table includes the summarized financial information of SESH.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Income Statements:
Revenues	$15	$27
Operating income	4	16
Net income (loss)	(1)	11

(9) Debt

The following table presents the Partnership’s outstanding debt.

	March 31, 2021			December 31, 2020
	Outstanding Principal	Discount (1)	Total Debt	Outstanding Principal	Discount (1)	Total Debt

	(In millions)
Commercial Paper	$214	$—	$214	$250	$—	$250
2019 Term Loan Agreement	800	—	800	800	—	800
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(2)	698	700	(2)	698
2028 Notes	800	(4)	796	800	(5)	795
2029 Notes	547	(1)	546	547	(1)	546
2044 Notes	531	—	531	531	—	531
Total debt	$4,192	$(7)	$4,185	$4,228	$(8)	$4,220
Less: Short-term debt (2)			214			250
Less: Current portion of long-term debt (3)			800			—
Less: Unamortized debt expense (4)			19			19
Total long-term debt			$3,152			$3,951
____________________
(1)Unamortized discount on long-term debt is amortized over the life of the respective debt.
(2)Short-term debt includes $214 million and $250 million of outstanding commercial paper as of March 31, 2021 and December 31, 2020, respectively.
(3)As of March 31, 2021, Current portion of long-term debt included $800 million outstanding balance of the 2019 Term Loan Agreement.
(4)As of both March 31, 2021 and December 31, 2020, there was an additional $3 million of unamortized debt expense related to the Revolving Credit Facility included in Other assets, not included above.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $214 million and $250 million outstanding under our commercial paper program at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the weighted average interest rate for the outstanding commercial paper was 0.73%.

Revolving Credit Facility

The Partnership’s Revolving Credit Facility is a $1.75 billion, five-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of March 31, 2021, there were no principal advances, $3 million letters of credit outstanding and our available borrowing capacity was approximately $980 million under our Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated credit ratings from S&P, Moody’s and Fitch Ratings. As of March 31, 2021, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s credit ratings. As of March 31, 2021, the commitment fee under the restated Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

2019 Term Loan Agreement

On January 29, 2019, the Partnership entered into an unsecured term loan agreement with Bank of America, N.A., as administrative agent, and the several lenders thereto. As of March 31, 2021, there was $800 million outstanding under the 2019 Term Loan Agreement. The 2019 Term Loan Agreement has a scheduled maturity date of January 29, 2022, but contains an option, which may be exercised up to two times, to extend the maturity date for an additional one-year term. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s credit ratings. The applicable margin shall equal, (1) in the case of interest rates determined by reference to the eurodollar rate, between 0.75% and 1.50% per annum and (2) in the case of interest rates determined by reference to the alternate base rate, between 0% and 0.50% per annum. As of March 31, 2021, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. As of March 31, 2021, the weighted average interest rate of the 2019 Term Loan Agreement was 2.08%, including the impact of the associated interest rate derivatives designated as hedging instruments for accounting purposes.

Senior Notes

As of March 31, 2021, the Partnership’s debt included the 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2044 Notes, which had $7 million of unamortized discount and $19 million of unamortized debt expense at March 31, 2021, resulting in effective interest rates of 4.01%, 4.56%, 5.19%, 4.30% and 5.08%, respectively, during the three months ended March 31, 2021. In March 2020, the Partnership’s EOIT Senior Notes matured and were paid using proceeds from the Revolving Credit Facility.

As of March 31, 2021, the Partnership was in compliance with all of its debt agreements, including financial covenants.

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

Quantitative Disclosures Related to Derivative Instruments Not Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were not designated as hedging instruments for accounting purposes.

	March 31, 2021		December 31, 2020
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	1	17	—	18
Financial basis futures/swaps	1	34	—	27
Financial swaptions (2)	—	5	—	7
Crude oil (for condensate)— MBbl (3)
Financial futures/swaps	—	420	—	465
Financial swaptions (2)	—	150	—	90
Natural gas liquids— MBbl (4)
Financial futures/swaps	435	1,155	855	1,210
Financial options	—	30	—	45
____________________
(1)As of March 31, 2021, 99.2% of the natural gas contracts had durations of one year or less and 0.8% had durations of more than one year and less than two years. As of December 31, 2020, 95.7% of the natural gas contracts had durations of one year or less and 4.3% had durations of more than one year and less than two years.
(2)The notional volume contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional volume hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.
(3)As of March 31, 2021, 89.5% of the crude oil (for condensate) contracts had durations of one year or less and 10.5% had durations of more than one year and less than two years. As of December 31, 2020, 100.0% of the crude oil (for condensate) contracts had durations of one year or less.
(4)As of March 31, 2021, 97.2% of the natural gas liquids contracts had durations of one year or less and 2.8% had durations of more than one year and less than two years. As of December 31, 2020, 100.0% of the natural gas liquids contracts had durations of one year or less.

Derivatives Designated as Hedging Instruments

Derivative instruments designated as hedging instruments for accounting purposes are utilized in managing the Partnership’s interest rate risk exposures.

Quantitative Disclosures Related to Derivative Instruments Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were designated as hedging instruments for accounting purposes.

	March 31, 2021	December 31, 2020
	Gross Notional Value
	(In millions)
Interest rate swaps	$300	$300

Balance Sheet Presentation Related to Derivative Instruments

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were not designated as hedging instruments for accounting purposes.

		March 31, 2021		December 31, 2020
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$1	$3	$2	$2
Financial swaptions	Other Current	1	2	1	2
Crude oil (for condensate)
Financial futures/swaps	Other Current	—	10	1	13
Financial swaptions	Other Current	—	1	—	—
Natural gas liquids
Financial futures/swaps	Other Current	9	6	15	3
Financial swaptions	Other Current	—	1	—	1
Total gross commodity derivatives (1)		$11	$23	$19	$21
_____________________
(1)See Note 11 for a reconciliation of the Partnership’s commodity derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were designated as hedging instruments for accounting purposes.

		March 31, 2021		December 31, 2020
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Interest rate swaps (1)	Other Current	$—	$5	$—	$6
_____________________
(1)All interest rate derivative instruments that were designated as cash flow hedges are considered Level 2 as of March 31, 2021 and December 31, 2020.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended March 31,
	2021	2020

	(In millions)
Natural gas
Financial futures/swaps gains (losses)	$(2)	$4
Financial swaptions losses	—	(1)
Physical purchases/sales gains	—	1
Crude oil (for condensate)
Financial futures/swaps gains (losses)	(6)	19
Financial swaptions gains (losses)	(1)	4
Natural gas liquids
Financial futures/swaps losses	(5)	(7)
Total	$(14)	$20

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended March 31, 2021 and 2020, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Change in fair value of commodity derivatives	$(10)	$10
Realized gain (loss) on commodity derivatives	(4)	10
Gain (loss) on commodity derivative activity	$(14)	$20

The following table presents the effect of derivative instruments that were designated as hedging instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended March 31,
	2021	2020

	(In millions)
Interest rate swaps losses	$(1)	$—

Interest rate derivatives designated as hedges are recognized in income once settled. Settlement amounts recognized in income for the periods ended March 31, 2021 and 2020 are reported in Interest expense.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s or S&P were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of March 31, 2021, under these obligations, the Partnership had posted no cash collateral related to natural gas swaps and swaptions, crude oil swaps and swaptions and NGL swaps and $1 million of additional collateral would be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating. In certain situations where the Partnership’s credit rating is lowered by Moody’s or S&P, the Partnership could be subject to an early termination event related to certain derivative instruments, which could result in a cash settlement of the instruments at market values on the date of such early termination.

(11) Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three months ended March 31, 2021, there were no transfers between levels. As of March 31, 2021, there were no contracts classified as Level 3.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below.

The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments.

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$—	$—
2019 Term Loan Agreement (Level 2)	800	800	800	800
2024 Notes (Level 2)	600	639	600	612
2027 Notes (Level 2)	698	758	698	709
2028 Notes (Level 2)	796	884	795	817
2029 Notes (Level 2)	546	568	546	544
2044 Notes (Level 2)	531	527	531	499
____________________
(1)    Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $214 million and $250 million of commercial paper was outstanding as of March 31, 2021 and December 31, 2020, respectively.

The fair value of the Partnership’s Revolving Credit Facility, 2019 Term Loan Agreement, 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes, and 2044 Notes is based on quoted market prices and estimates of current rates available for similar issues with similar maturities and is classified as Level 2 in the fair value hierarchy.

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of March 31, 2021, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Based upon review of forecast undiscounted cash flows as of March 31, 2021, all of the asset groups were considered recoverable. Based upon review for other than temporary declines in fair value, the investment in equity method affiliate was considered recoverable. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions, including the oversupply of crude oil, NGLs and natural gas as well as the ongoing COVID-19 pandemic and the economic effects of the pandemic, could reduce forecast undiscounted cash flows for the asset groups and result in other than temporary declines in the fair value of the investment in equity method affiliate.

Contracts with Master Netting Arrangements

As of March 31, 2021, the Partnership’s Level 2 interest rate derivatives are recorded as liabilities with no netting adjustments.

The following tables summarize the Partnership’s other assets and liabilities that are measured at fair value on a recurring basis.

March 31, 2021	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$1	$10	$—	$—
Significant other observable inputs (Level 2)	10	13	30	10
Total fair value	11	23	30	10
Netting adjustments	(11)	(11)	—	—
Total	$—	$12	$30	$10

December 31, 2020	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$14	$—	$—
Significant other observable inputs (Level 2)	17	7	23	16
Total fair value	19	21	23	16
Netting adjustments	(19)	(19)	—	—
Total	$—	$2	$23	$16
______________________
(1)The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of March 31, 2021 and December 31, 2020.
(2)Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $19 million and $19 million at March 31, 2021 and December 31, 2020, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.
(3)Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $3 million and $3 million at March 31, 2021 and December 31, 2020, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(12) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$32	$43
Income taxes, net of refunds	(2)	—
Non-cash transactions:
Accounts payable related to capital expenditures	7	8
Lease liabilities related to derecognition of right-of-use assets	—	(4)
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	—	(3)

(13) Related Party Transactions

The Partnership’s revenues from affiliated companies accounted for 7% and 8% of total revenues during the three months ended March 31, 2021 and 2020, respectively. The following table presents the amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$27	$37
Gas transportation and storage service revenues — OGE Energy	10	9
Natural gas product sales — OGE Energy	31	5
Total revenues — affiliated companies	$68	$51

The following table presents the amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$1
Cost of natural gas purchases — OGE Energy	31	8
Total cost of natural gas purchases — affiliated companies	$31	$9

Corporate services and seconded employees

The Partnership receives services and support functions from each of CenterPoint Energy and OGE Energy under services agreements for an initial term that ended on April 30, 2016. The services agreements automatically extend year-to-year at the end of the initial term, unless terminated by the Partnership with at least 90 days’ notice prior to the end of any extension. Additionally, the Partnership may terminate the services agreements at any time with 180 days’ notice, if approved by the Board of Enable GP. The Partnership reimburses CenterPoint Energy and OGE Energy for these services up to annual caps, which for 2021 are both less than $1 million.

As of March 31, 2021, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to an annual cap of $5 million until secondment is terminated.

The following table presents the amounts charged to the Partnership by affiliates for seconded employees, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Seconded Employee Costs — OGE Energy	$4	$3

(14) Commitments and Contingencies

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

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer for deliveries to the Godley Plant in Johnson County, Texas. As of March 31, 2021, the Partnership estimates the remaining associated minimum volume commitment fee to be $164 million. Minimum volume commitment fees are expected to be $15 million for the remainder of 2021, $23 million per year from 2022 through 2027 and $11 million in 2028.

On September 13, 2018, the Partnership executed a precedent agreement for the development of the Gulf Run Pipeline, an interstate natural gas transportation project. On January 30, 2019, a final investment decision was made by Golden Pass LNG, the cornerstone shipper for the liquefied natural gas facility to be served by the Gulf Run Pipeline project. Subject to approval of the project by FERC, the Partnership will be required to construct a large-diameter pipeline from northern Louisiana to Gulf Coast markets. In addition, the Partnership requested approval to transfer existing EGT transportation infrastructure to the Gulf Run Pipeline. The Partnership filed applications with FERC to obtain authorization to construct and operate the pipeline on February 28, 2020. FERC issued the environmental assessment on October 29, 2020. The Partnership estimates the cost to complete the Gulf Run Pipeline project would be as much as $540 million. The project is backed by a 20-year firm transportation service agreement. The Gulf Run Pipeline connects natural gas producing regions in the U.S., including the

Haynesville, Marcellus, Utica and Barnett shales and the Mid-Continent region. The project is expected to be placed into service in late 2022.

(15) Equity-Based Compensation

The following table summarizes the Partnership’s equity-based compensation expense related to performance units and phantom units for the Partnership’s employees and independent directors.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Performance units	$2	$2
Phantom units	2	2
Total compensation expense	$4	$4

The following table presents the assumptions related to the performance units granted in 2021.

2021
Number of units granted	1,453,897
Fair value of units granted	$10.26
Expected distribution yield	12.90%
Expected price volatility	100.00%
Risk-free interest rate	0.27%
Expected life of units (in years)	3

The following table presents the number of phantom units granted and the grant date fair value related to the phantom units granted in 2021.

2021
Phantom Units granted	1,356,672
Fair value of phantom units granted	$5.41 - $6.87

Units Outstanding

A summary of the activity for the Partnership’s performance units and phantom units applicable to the Partnership’s employees at March 31, 2021 and changes during 2021 are shown in the following table.

	Performance Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at December 31, 2020	1,765,508	$13.10	1,790,845	$10.29
Granted (1)	1,453,897	10.26	1,356,672	6.86
Vested (2)	(389,817)	17.70	(461,824)	13.11
Forfeited	(32,625)	10.00	(94,669)	8.70
Units outstanding at March 31, 2021	2,796,963	$11.02	2,591,024	$8.05
Aggregate intrinsic value of units outstanding at March 31, 2021	$18		$17
_____________________
(1)Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0% to 200% of the target.
(2)Performance units vested as of March 31, 2021 include 389,817 units from the 2018 annual grant, which were approved by the Board of Directors in 2018 and, based on the level of achievement of a performance goal established by the Board of Directors over the performance period of January 1, 2018 through December 31, 2020, no performance units vested.

Unrecognized Compensation Cost

The following table summarizes the Partnership’s unrecognized compensation cost for its non-vested performance units and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized.

	March 31, 2021
	Unrecognized Compensation Cost (In millions)	Weighted Average Period for Recognition (In years)
Performance Units	$21	2.25
Phantom Units	14	2.07
Total	$35

As of March 31, 2021, there were 3,105,706 units available for issuance under the long-term incentive plan.

(16) Reportable Segments

The Partnership’s determination of reportable segments considers the strategic operating units under which it manages sales, allocates resources and assesses performance of various products and services to customers in differing regulatory environments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies excerpt in the Partnership’s audited 2020 Notes to Consolidated Financial Statements included in the Annual Report. The Partnership uses operating income as the measure of profit or loss for its reportable segments.

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

Financial data for reportable segments are as follows:

Three Months Ended March 31, 2021	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$428	$332	$(133)	$627
Service revenues	196	150	(3)	343
Total Revenues	624	482	(136)	970
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	398	257	(136)	519
Operation and maintenance, General and administrative	79	42	—	121
Depreciation and amortization	74	32	—	106
Taxes other than income tax	11	7	—	18
Operating income	$62	$144	$—	$206
Total Assets	$10,780	$5,789	$(4,805)	$11,764
Capital expenditures	$21	$59	$—	$80

Three Months Ended March 31, 2020	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$275	$75	$(62)	$288
Service revenues	202	159	(1)	360
Total Revenues	477	234	(63)	648
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	211	78	(63)	226
Operation and maintenance, General and administrative	81	45	—	126
Depreciation and amortization	74	30	—	104
Impairments of property, plant and equipment and goodwill	28	—	—	28
Taxes other than income tax	11	7	—	18
Operating income	$72	$74	$—	$146
Total assets as of December 31, 2020	$10,830	$5,729	$(4,830)	$11,729
Capital expenditures	$34	$20	$—	$54
_____________________
(1)See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three months ended March 31, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included herein and our audited Consolidated Financial Statements for the year ended December 31, 2020, included in our Annual Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including risks resulting from the ongoing COVID-19 pandemic and the economic effects of the pandemic. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

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

Liquidity and Capital Resources

The Partnership’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. We expect that our liquidity and capital resource needs will be met by our sources of liquidity, which as of March 31, 2021, included cash on hand, operating cash flow, proceeds from commercial paper issuances, borrowings under our revolving credit facility, debt issuances and the issuance of equity. For more information on our commercial paper program, our revolving credit agreement, our other outstanding debt agreements and preferred equity, please see Note 6 “Partners’ Equity” and Note 9 “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements under Item 1. “Financial Statements.”

Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Likewise, our ability to issue commercial paper, equity and debt and our ability to obtain credit facilities on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations. For more information on conditions impacting our liquidity and capital resources, see “Results of Operations—Trends and Uncertainties Affecting Results of Operations.” For further discussion of risks related to our liquidity and capital resources, see Item 1A. “Risk Factors” in our Annual Report.

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, and the timing of debt maturities. As of

March 31, 2021, we had a working capital deficit of $885 million. The deficit is primarily due to the classification of $800 million of the 2019 Term Loan Agreement as Current portion of long-term debt as of March 31, 2021 as well as $214 million of commercial paper outstanding as of March 31, 2021. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net cash provided by operating activities	$223	$200
Net cash used in investing activities	(75)	(48)
Net cash used in financing activities	(119)	(152)

Operating Activities

The increase of $23 million or 12%, in net cash provided by operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily driven by an increase in net income of $60 million, partially offset by a decrease in adjustments for non-cash items of $26 million and a decrease of $11 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities.

Investing Activities

The increase of $27 million, or 56%, in net cash used in investing activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to higher capital expenditures of $26 million, a decrease in other investing cash flows of $1 million and a decrease in return of investment in equity method affiliate of $1 million, partially offset by an increase in proceeds from sale of assets of $1 million.

Financing Activities

Net cash used in financing activities decreased $33 million, or 22%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Our primary financing activities consist of the following:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Decrease in short-term debt	$(36)	$(45)
Repayment of EOIT Senior Notes	—	(250)
Net proceeds from Revolving Credit Facility	—	300
Distributions	(82)	(156)
Cash paid for employee equity-based compensation	(1)	(1)

Distributions

On April 26, 2021, the Board of Directors declared a quarterly cash distribution of $0.16525 per common unit on all of the Partnership’s outstanding common units for the period ended March 31, 2021. The distributions will be paid May 25, 2021 to unitholders of record as of the close of business on May 13, 2021. Additionally, the Board of Directors declared a quarterly cash distribution of $0.5873 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid May 14, 2021 to unitholders of record as of the close of business on April 26, 2021.

Trends Affecting Liquidity and Capital Resources

Borrowing Capacity

Our Revolving Credit Facility and our 2019 Term Loan Agreement each contain a financial covenant limiting our ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization as of the last day of each fiscal quarter of less than or equal to 5.00 to 1.00. As of March 31, 2021, our available borrowing capacity under our Revolving Credit Facility was approximately $980 million due to this financial covenant, prior to invoking any amounts related to Qualified Project EBITDA Adjustments (as defined in the Revolving Credit Facility). However, we believe that we will have sufficient cash flow and borrowing capacity to fully fund our business.

Results of Operations

Trends and Uncertainties Affecting Results of Operations

Energy Transfer Merger

On February 16, 2021, we entered into a definitive Merger Agreement with Energy Transfer, pursuant to which, among other things, all outstanding common units of the Partnership will be acquired by Energy Transfer in an all-equity transaction, including the assumption of debt and other liabilities, subject to the conditions of the Merger Agreement.

Under the terms of the Merger Agreement, our common unitholders will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of the Partnership. In addition, each issued and outstanding Series A Preferred Unit of the Partnership will be exchanged for 0.0265 of an Energy Transfer Series G preferred unit, and Energy Transfer will make a $10 million cash payment to the owners of the Partnership’s general partner for the limited liability company interests in Enable GP. The transaction was approved by the boards of directors of the general partners of both partnerships and the Conflicts Committee of our Board of Directors. The transaction is subject to the receipt of the required approvals from the holders of a majority of our common units, regulatory approvals, and other customary closing conditions.

Pursuant to a consent statement/prospectus dated April 8, 2021, which was included as part of a Registration Statement on Form S-4 filed by Energy Transfer, the Partnership solicited written consents from its common unitholders to approve the Merger Agreement and, on a non-binding, advisory basis, the compensation that will or may become payable to the Partnership’s named executive officers in connection with the transactions contemplated by the Merger Agreement. Pursuant to previously disclosed support agreements, CenterPoint Energy and OGE Energy, who collectively own approximately 79.2% of the Partnership’s common units, delivered written consents approving the Merger Agreement and, on a non-binding, advisory basis, the transaction-related compensation proposal. While the consents of CenterPoint Energy and OGE Energy are sufficient to approve the transaction, the Partnership is requesting that all of its common unitholders approve the Merger and other proposals outlined in the consent statement/prospectus by executing and returning the written consents furnished therewith.

The Merger is anticipated to close in mid-2021, subject to the satisfaction of customary closing conditions, including Hart-Scott-Rodino clearance. We cannot provide any assurance that the combination will be completed on the terms or timeline currently contemplated, or at all. The above is a summary of the material terms of the Merger and is qualified in its entirety by reference to the Registration Statement on Form S-4 (which became effective on April 7, 2021) filed by Energy Transfer.

COVID-19 Pandemic

Throughout the COVID-19 pandemic, our gathering and processing and our transportation and storage assets have continued to operate as critical infrastructure necessary to support the supply of natural gas, NGLs and crude oil. In compliance with Center for Disease Control guidance, we implemented strategies to protect the health and safety of our workers, including virtual symptom screening, social distancing, wearing masks, limiting non-essential travel, and, where possible, utilizing remote working. In April 2021, we began returning additional employees to the workplace who had been working remotely. We will continue to monitor for the resurgence of COVID-19 in our workplaces and in the communities where our employees are located and adjust our strategies accordingly.

Commodity Price Environment

Our business is impacted by commodity prices, which have continued to experience significant volatility. Commodity prices impact the drilling and production of natural gas and crude oil in the areas served by our systems, and the volumes on our systems are impacted by the amount of drilling and production in the areas we serve. Both our gathering and processing segment and our transportation and storage segment can be affected by drilling and production. For more information regarding the impact of commodity prices, drilling and production on the volumes on our systems as well as our exposure to commodity prices under our processing arrangements, see Item 1A. “Risk Factors—Risks Related to Our Business” in our Annual Report.

We have attempted to mitigate the impact of commodity prices on our business by entering into hedges, focusing on contracting fee-based business and converting existing commodity-based contracts to fee-based contracts. For additional information regarding our commodity price risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” in our Annual Report.

During the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, our revenues and gross margin increased. These increases resulted primarily from the impact of the February 2021 Winter Storm Uri on the areas in which we operate. The winter storm temporarily increased the price of natural gas, which increased our proceeds from product sales. The winter storm also temporarily increased the demand for natural gas for heating, which resulted in imbalance penalties for customers on our gathering and processing and transportation and storage systems for customers who failed to balance actual receipts and deliveries at nominated and confirmed levels. The results of our most recent period may not be indicative of our future results because of the temporary effects of the winter storm. For more information on our results, see “—Financial Results” below.

During the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, our natural gas gathered volumes, processed volumes, transported volumes, and crude oil and condensate gathered volumes decreased. These decreases resulted primarily from reductions in the production of natural gas, NGLs and crude oil. The reductions in supply of these commodities, and the resulting decrease in demand for midstream services, were caused by the effects of preexisting oversupply conditions and exacerbated by the decrease in economic activity due to the COVID-19 pandemic. The results for our most recent period may not be indicative of our future results because of the continuing uncertainty surrounding future levels of production of natural gas, NGLs and crude oil, and the demand for midstream services to move that production to markets. For more information on our results, see “—Financial Results” below.

Recent Developments

Dakota Access Pipeline

On July 6, 2020, the federal district court for the District of Columbia (the “District Court”) issued an order vacating an easement, that was issued by the U.S. Corps of Engineers and which allowed Dakota Access Pipeline to cross the Missouri River, pending the completion of an environmental impact analysis for the pipeline. Although the pipeline currently continues to operate, the District Court is considering whether to order the pipeline shut down during the pendency of the environmental review. Substantially all of the crude oil gathered by our Williston Basin crude oil systems is delivered indirectly for transport to Dakota Access Pipeline. A shutdown of Dakota Access Pipeline could occur if the Corps does not grant an easement following the completion of the environmental impact statement. Although the crude oil gathered by our Williston Basin crude oil systems may also be delivered for transport to other pipelines, such as BakkenLink Pipeline and Enbridge North Dakota Pipeline, a shutdown of the Dakota Access Pipeline, or any other significant pipeline providing transportation services from the Williston Basin, would likely result in the shut-in of wells connected to our Williston Basin crude oil systems if our customer is unable to obtain sufficient capacity on those pipelines at an effective cost. We are unable to predict whether any such pipeline will be shut down, the duration of any such shutdown, or the extent of the resulting impact on the operations of our Williston Basin crude oil and produced water gathering systems.

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

State district courts in Oklahoma, applying the analysis in the U.S. Supreme Court’s ruling regarding the Muscogee (Creek) Nation, have ruled that the Cherokee, Chickasaw, Seminole and Choctaw reservations likewise have not been disestablished. On October 1, 2020, the EPA granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to Indian Country within the State, subject to certain exceptions, effectively extending the State’s authority for existing EPA-approved regulatory programs to all lands within the State to which the State applied such programs prior to the U.S. Supreme Court’s ruling. For more information, see the “Five Nations Reservations” disclosure in our Annual Report. At this time, we cannot predict how these issues may ultimately be resolved.

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

Regulatory Compliance

The Pipeline and Hazardous Materials Safety Administration is expected to issue several rules in 2021, including but not limited to: The Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments Rule and the Safety of Gas Gathering Pipelines rule. Other agencies, such as the EPA, are also expected to issue new regulations that may impact our operations. While we cannot predict the outcome of pending or future legislative or regulatory initiatives, we anticipate that pipeline safety and environmental requirements will continue to become more stringent over time. As a result, we may incur significant additional costs to comply with the pending regulations, and any other future laws and regulations, which could have a material impact on our costs of and revenues from operations.

FERC Update

On February 18, 2021, FERC issued a renewed Notice of Inquiry (NOI) seeking input on potential revisions to its current policy statement on the certification of new natural gas transmission facilities. The NOI supplements a 2018 NOI issued by FERC on the same topic. Comments on the NOI are due on May 26, 2021. We are unable to predict what, if any, changes may be proposed as a result of the NOI that would affect our transportation and storage segment or when such proposals, if any, might become effective.

Financial Results

The following tables summarize the key components of our results of operations.

Three Months Ended March 31, 2021	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$428	$332	$(133)	$627
Service revenues	196	150	(3)	343
Total Revenues	624	482	(136)	970
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	398	257	(136)	519
Gross margin (1)	226	225	—	451
Operation and maintenance, General and administrative	79	42	—	121
Depreciation and amortization	74	32	—	106
Taxes other than income tax	11	7	—	18
Operating income	$62	$144	$—	$206

Three Months Ended March 31, 2020	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$275	$75	$(62)	$288
Service revenues	202	159	(1)	360
Total Revenues	477	234	(63)	648
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	211	78	(63)	226
Gross margin (1)	266	156	—	422
Operation and maintenance, General and administrative	81	45	—	126
Depreciation and amortization	74	30	—	104
Impairments of property, plant and equipment and goodwill	28	—	—	28
Taxes other than income tax	11	7	—	18
Operating income	$72	$74	$—	$146
 _____________________
(1)Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measure calculated and presented below under the caption “Reconciliations of Non-GAAP Financial Measures”.

	Three Months Ended March 31,
	2021	2020

Operating Data:
Natural gas gathered volumes—TBtu	368	411
Natural gas gathered volumes—TBtu/d	4.09	4.52
Natural gas processed volumes—TBtu (1)	185	222
Natural gas processed volumes—TBtu/d (1)	2.06	2.44
NGLs produced—MBbl/d (1)(2)	118.90	120.86
NGLs sold—MBbl/d (2)(3)	119.86	121.32
Condensate sold—MBbl/d	6.78	8.23
Crude oil and condensate gathered volumes—MBbl/d	113.79	141.25
Transported volumes—TBtu	549	597
Transported volumes—TBtu/d	6.10	6.56
Interstate firm contracted capacity—Bcf/d	6.52	6.48
Intrastate average deliveries—TBtu/d	1.65	2.07
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.
(3)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended March 31,
	2021	2020
Anadarko
Gathered volumes—TBtu/d	1.98	2.29
Natural gas processed volumes—TBtu/d (1)	1.80	2.08
NGLs produced—MBbl/d (1)(2)	108.04	106.58
Crude oil and condensate gathered volumes—MBbl/d	81.18	114.48
Arkoma
Gathered volumes—TBtu/d	0.39	0.44
Natural gas processed volumes—TBtu/d (1)	0.06	0.08
NGLs produced—MBbl/d (1)(2)	3.49	3.90
Ark-La-Tex
Gathered volumes—TBtu/d	1.72	1.79
Natural gas processed volumes—TBtu/d	0.20	0.28
NGLs produced—MBbl/d (2)	7.37	10.38
Williston
Crude oil gathered volumes—MBbl/d	32.61	26.77
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.

Gathering and Processing

Three months ended March 31, 2021 compared to three months ended March 31, 2020. Our gathering and processing segment reported operating income of $62 million for the three months ended March 31, 2021 compared to operating income of $72 million for the three months ended March 31, 2020. The difference of $10 million in operating income between periods was primarily due to a $40 million decrease in gross margin, partially offset by $28 million of property, plant and equipment and goodwill impairments recognized in 2020 and a $2 million decrease in operation and maintenance and general and administrative expenses.

Our gathering and processing segment revenues increased $147 million. The increase was primarily due to the following:
Product Sales:
•revenues from NGL sales increased $130 million primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane, partially offset by lower processed volumes and
•revenues from natural gas sales increased $56 million due to higher average sales prices.
These increases were partially offset by:
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $19 million and
•realized losses on natural gas, condensate and NGL derivatives, which increased $14 million.
Service Revenues:
•processing service revenues increased $3 million due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements.
These increases were partially offset by:
•natural gas gathering revenues decreased $8 million due to lower gathered volumes, inclusive of volume curtailments and production freeze-offs related to Winter Storm Uri, partially offset by higher assessed producer imbalance penalties and
•crude oil, condensate and produced water gathering revenue, which decreased $1 million primarily due to a decrease in gathered crude oil and condensate volumes in the Anadarko Basin, partially offset by an increase in gathered crude oil volumes in the Williston Basin.

Our gathering and processing segment gross margin decreased $40 million. The decrease was primarily due to the following:
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $19 million,
•realized losses on natural gas, condensate and NGL derivatives, which increased $14 million,
•revenues from natural gas sales less the cost of natural gas decreased approximately $10 million due to higher intra month natural gas purchase costs during Winter Storm Uri,
•natural gas gathering fees decreased $8 million due to lower gathered volumes, inclusive of volume curtailments and production freeze-offs related to Winter Storm Uri, partially offset by higher assessed producer imbalance penalties, and
•crude oil, condensate and produced water gathering revenues decreased $1 million primarily due to a decrease in gathered crude oil and condensate volumes in the Anadarko Basin, partially offset by an increase in gathered crude oil volumes in the Williston Basin.
These decreases were partially offset by:
•revenues from NGL sales less the cost of NGLs increased $9 million primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane, partially offset by lower processed volumes and
•processing service fees increased $3 million due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $2 million. The decrease was primarily due to a $6 million decrease in payroll-related costs as a result of lower headcount, a $3 million decrease in field equipment rentals and a $1 million decrease due to insurance proceeds partially offset by remediation costs associated with our Williston Basin operations. These decreases were partially offset by a $7 million increase in professional services primarily due to transaction costs related to the pending merger with Energy Transfer and a $1 million increase due to lower capitalized overhead costs.

During the three months ended March 31, 2020, our gathering and processing segment recognized impairments of property, plant and equipment and goodwill of $28 million. Due to decreases of crude oil and natural gas prices during 2020, management reassessed the carrying value of the Partnership's investment in the Atoka assets, a component of the gathering and processing segment. Due to decreases of crude oil and natural gas prices during 2020, management reassessed the carrying value of the Partnership's investment in the Atoka assets, a component of the gathering and processing segment. Based on forecast future undiscounted cash flows, the Partnership determined that the carrying value of the Atoka assets was not fully recoverable and recognized $16 million of impairment expense. Due to the continuing decreases in forward commodity prices, the reduction in forecast producer activities, the resulting decrease in our forecast cash flows and the increase in the weighted average cost of capital, the Partnership determined that the fair value of the goodwill associated with our Ark-La-Tex Basin reporting unit was completely impaired and recognized $12 million of impairment expense.

Transportation and Storage

Three months ended March 31, 2021 compared to three months ended March 31, 2020. Our transportation and storage segment reported operating income of $144 million for the three months ended March 31, 2021 compared to operating income of $74 million for the three months ended March 31, 2020. The difference of $70 million in operating income between periods was primarily due to a $69 million increase in gross margin, $3 million decrease in operation and maintenance and general and administrative expenses, partially offset by a $2 million increase in depreciation and amortization.

Our transportation and storage segment revenues increased $248 million. The increase was primarily due to the following:
Product Sales:
•revenues from natural gas sales increased $257 million primarily due to higher average sales prices,
•volume-dependent transportation and storage revenues increased $6 million due to an increase in assessed shipper imbalance penalties, partially offset by lower off-system intrastate transported volumes due to decreased production activity in the Anadarko Basin, inclusive of disruptions in natural gas supply associated with Winter Storm Uri, and the recognition in 2020 of $1 million of revenue upon the settlement of the MRT rate case with no comparable item in 2021, and
•revenues from NGL sales increased $1 million due to higher average sales prices, partially offset by lower volumes.

These increases were partially offset by changes in the fair value of natural gas derivatives, which decreased $1 million.
Service Revenues:
•firm transportation and storage services decreased $15 million due to the recognition in 2020 of $16 million of previously reserved revenue upon the settlement of the MRT rate case with no comparable item in 2021, partially offset by higher interstate contracted capacity.

Our transportation and storage segment gross margin increased $69 million. The increase was primarily due to the following:
•system management activities increased $74 million primarily due to higher average natural gas sales prices,
•volume-dependent transportation and storage revenues increased $6 million due to an increase in assessed shipper imbalance penalties, partially offset by lower off-system intrastate transported volumes due to decreased production activity in the Anadarko Basin, inclusive of disruptions in natural gas supply associated with Winter Storm Uri, and the recognition in 2020 of $1 million of revenue upon the settlement of the MRT rate case with no comparable item in 2021, and
•a $5 million reduction in lower of cost or net realizable value adjustments related to natural gas storage inventories.
These increases were partially offset by:
•firm transportation and storage services decreased $15 million due to the recognition in 2020 of $16 million of previously reserved revenue upon the settlement of the MRT rate case with no comparable item in 2021, partially offset by higher interstate contracted capacity and
•changes in the fair value of natural gas derivatives, which decreased $1 million.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $3 million. The decrease was primarily driven by a $3 million decrease in payroll-related costs as a result of lower headcount and a $3 million decrease in operation and maintenance outside services. These decreases were partially offset by a $3 million increase in the allowance for doubtful accounts.

Our transportation and storage segment depreciation and amortization increased $2 million primarily due to revised estimates of remaining useful lives for certain assets.

Condensed Consolidated Interim Information

	Three Months Ended March 31,
	2021	2020

	(In millions)
Operating Income	$206	$146
Other Income (Expense):
Interest expense	(42)	(47)
Equity in earnings of equity method affiliate, net (1)	1	6
Total Other Expense	(41)	(41)
Income Before Income Taxes	165	105
Income tax benefit	—	—
Net Income	$165	$105
Less: Net income (loss) attributable to noncontrolling interest	1	(7)
Net Income Attributable to Limited Partners	$164	$112
Less: Series A Preferred Unit distributions	9	9
Net Income Attributable to Common Units	$155	$103
_____________________
(1)See Item 1 Note 8 of Part I for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Net Income Attributable to Limited Partners. We reported net income attributable to limited partners of $164 million in the three months ended March 31, 2021 compared to net income attributable to limited partners of $112 million in the three months ended March 31, 2020. The increase in net income attributable to limited partners of $52 million was primarily attributable to an increase in operating income of $60 million and a decrease in interest expense of $5 million, partially offset by an $8 million change in net income (loss) attributable to noncontrolling interest in the prior year and a decrease in equity in earnings of equity method affiliate, net of $5 million in the three months ended March 31, 2021.

Equity in Earnings of Equity Method Affiliate, net. Equity in earnings of equity method affiliate, net decreased $5 million due to a decrease in revenues as a result of contract expirations, partially offset by an increase in amortization of the basis differential.

Interest Expense. Interest expense decreased $5 million primarily due to lower debt levels and lower interest rates on the Partnership’s short-term borrowings.

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

	Three Months Ended March 31,
	2021	2020

	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$627	$288
Service revenues	343	360
Total Revenues	970	648
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	519	226
Gross margin	$451	$422

Reportable Segments
Gathering and Processing
Product sales	$428	$275
Service revenues	196	202
Total Revenues	624	477
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	398	211
Gross margin	$226	$266

Transportation and Storage
Product sales	$332	$75
Service revenues	150	159
Total Revenues	482	234
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	257	78
Gross margin	$225	$156

The following table shows the components of our gross margin.

	Fee-Based (1)
Three Months Ended March 31, 2021	Demand	Volume- Dependent	Commodity- Based (1)	Total
Gathering and Processing Segment	11%	76%	13%	100%
Transportation and Storage Segment	56%	10%	34%	100%
Partnership Weighted Average	34%	42%	24%	100%
____________________
(1)For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended March 31,
	2021	2020

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income attributable to limited partners	$164	$112
Depreciation and amortization expense	106	104
Interest expense, net of interest income	42	47
Distributions received from equity method affiliate in excess of equity earnings	3	4
Non-cash equity-based compensation	4	4
Change in fair value of derivatives (1)	10	(10)
Other non-cash (gains) losses (2)	(1)	5
Impairments of property, plant and equipment and goodwill	—	28
Noncontrolling Interest Share of Adjusted EBITDA	—	(8)
Adjusted EBITDA	$328	$286
Series A Preferred Unit distributions (3)	(9)	(9)
Adjusted interest expense (4)	(42)	(47)
Maintenance capital expenditures	(16)	(16)
DCF	$261	$214

Distributions related to common unitholders (5)	$72	$72

Distribution coverage ratio (6)	3.63	2.97
____________________
(1)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.
(2)Other non-cash (gains) losses includes write-downs and gains and loss on sale and retirement of assets.
(3)This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three months ended March 31, 2021 and 2020. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.
(4)See below for a reconciliation of Adjusted interest expense to Interest expense.
(5)Represents cash distributions declared for common units outstanding as of each respective period. Amounts for 2021 reflect estimated cash distributions for common units outstanding for the quarter ended March 31, 2021.
(6)Distribution coverage ratio is computed by dividing DCF by Distributions related to common unitholders.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$223	$200
Interest expense, net of interest income	42	47
Noncontrolling interest share of cash provided by operating activities	(1)	(1)
Other non-cash items (1)	(3)	4
Proceeds from insurance	1	—
Changes in operating working capital which (provided) used cash:
Accounts receivable	34	(60)
Accounts payable	(10)	58
Other, including changes in noncurrent assets and liabilities	29	44
Return of investment in equity method affiliate	3	4
Change in fair value of derivatives (2)	10	(10)
Adjusted EBITDA	$328	$286
____________________
(1)Other non-cash items primarily includes write-downs of assets.
(2)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

	Three Months Ended March 31,
	2021	2020

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest expense	$42	$47
Amortization of premium on long-term debt	—	1
Capitalized interest on expansion capital	1	—
Amortization of debt expense and discount	(1)	(1)
Adjusted interest expense	$42	$47

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended March 31, 2021 are the same as those described in our Annual Report.

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

Based on our forecast volumes, prices and contractual arrangements, we estimate approximately 13% of our total gross margin for the twelve months ended December 31, 2021 is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements. Since March 31, 2021, we have entered into additional derivative contracts to further manage our exposure to commodity price risk for the remaining nine months ending December 31, 2021.

Our direct exposure to commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next nine months. Based on a sensitivity analysis regarding our direct commodity exposure, a 10% decrease in prices from forecast levels would decrease net income by approximately $8 million for natural gas and ethane and $12 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining nine months ending December 31, 2021.

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and distributions on the Series A Preferred Units. Our debt portfolio includes senior notes with a fixed rate of interest, which mitigates the impact of fluctuations in interest rates. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. Borrowings under our 2019 Term Loan Agreement and any issuances under our commercial paper program and distributions on our Series A Preferred Units are at a variable interest rate and expose us to the risk of increasing interest rates. The Partnership utilizes derivatives to mitigate the risk of interest rate changes. We do not enter into risk management contracts for speculative purposes. For further information regarding our derivatives, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Based upon the $1.0 billion outstanding borrowings under commercial paper and 2019 Term Loan Agreement as of March 31, 2021, excluding the impact of hedges and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $10 million. For further information regarding our interest rates, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Beginning February 18, 2021, distributions on the Series A Preferred Units, when declared, are calculated at a floating rate equal to the sum of the three-month LIBOR plus 8.5%. Based upon the $362 million outstanding under the Series A Preferred Units as of March 31, 2021, holding all variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our Series A Preferred Unit annual distributions by $4 million. For further information regarding the Series A Preferred Units, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on such evaluation, our management has concluded that, as of March 31, 2021, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies to the Partnership’s Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report. No other material changes to such risk factors have occurred during the three months ended March 31, 2021.

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
		Registrant’s Form 8-K filed May 29, 2014	File No. 001-36413	Exhibit 4.3
4.5	Registration Rights Agreement, dated as of February 18, 2016, by and between Enable Midstream Partners, LP and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 19, 2016	File No. 001-36413	Exhibit 4.1
4.6	Second Supplemental Indenture, dated as of March 9, 2017, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed March 9, 2017	File No. 001-36413	Exhibit 4.2
4.7	Third Supplemental Indenture, dated as of May 10, 2018, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed May 10, 2018	File No. 001-36413	Exhibit 4.2
4.8	Fourth Supplemental Indenture, dated as of September 13, 2019, by and between Enable Midstream Partners, LP and U.S. Bank National Association, as trustee.	Registrant’s Form 8-K filed September 13, 2019	File No. 001-36413	Exhibit 4.2
10.1	Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and CenterPoint Energy, Inc.	Registrant’s Form 8-K filed February 17, 2021	File No. 001-36413	Exhibit 10.1
10.2	Support Agreement, dated as of February 16, 2021, by and among Energy Transfer LP, Elk Merger Sub LLC, Elk GP Merger Sub LLC, Enable Midstream Partners, LP, Enable GP, LLC and OGE Energy Corp.	Registrant’s Form 8-K filed February 17, 2021	File No. 001-36413	Exhibit 10.2
+31.1	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.1	Section 1350 Certification of principal executive officer
+32.2	Section 1350 Certification of principal financial officer
+101.INS	XBRL Instance Document.
+101.SCH	XBRL Taxonomy Schema Document.
+101.PRE	XBRL Taxonomy Presentation Linkbase Document.
+101.LAB	XBRL Taxonomy Label Linkbase Document.
+101.CAL	XBRL Taxonomy Calculation Linkbase Document.
+101.DEF	XBRL Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	May 3, 2021	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)