Form 10-Q
period 2021-09-30
Enable Midstream Partners, LP
filed 2021-11-01
CIK 1591763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _______________________________________
FORM 10-Q
 _______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
As of October 15, 2021, there were 435,891,855 common units outstanding.

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
•world health events, including the ongoing COVID-19 pandemic and its economic effects;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except per unit data)
Revenues (including revenues from affiliates (Note 13)):
Product sales	$623	$280	$1,710	$764
Service revenues	333	316	1,003	995
Total Revenues	956	596	2,713	1,759
Cost and Expenses (including expenses from affiliates (Note 13)):
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	565	250	1,510	653
Operation and maintenance	92	96	267	313
General and administrative	27	28	89	73
Depreciation and amortization	104	105	313	314
Impairments of property, plant and equipment and goodwill (Note 7)	—	—	—	28
Taxes other than income tax	16	17	52	52
Total Cost and Expenses	804	496	2,231	1,433
Operating Income	152	100	482	326
Other Income (Expense):
Interest expense	(41)	(43)	(125)	(136)
Equity in earnings (losses) of equity method affiliate, net	4	(222)	5	(211)
Other, net	1	2	7	7
Total Other Expense	(36)	(263)	(113)	(340)
Income (Loss) Before Income Tax	116	(163)	369	(14)
Income tax benefit	—	—	—	—
Net Income (Loss)	$116	$(163)	$369	$(14)
Less: Net income (loss) attributable to noncontrolling interest	—	1	2	(6)
Net Income (Loss) Attributable to Limited Partners	$116	$(164)	$367	$(8)
Less: Series A Preferred Unit distributions (Note 6)	9	9	26	27
Net Income (Loss) Attributable to Common Units (Note 5)	$107	$(173)	$341	$(35)

Basic and diluted earnings (loss) per unit (Note 5)
Basic	$0.24	$(0.40)	$0.78	$(0.08)
Diluted	$0.24	$(0.40)	$0.76	$(0.08)

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Net income (loss)	$116	$(163)	$369	$(14)
Other comprehensive income (loss):
Change in fair value of interest rate derivative instruments	—	—	—	(7)
Reclassification of interest rate derivative losses to net income	1	2	4	3
Other comprehensive income (loss)	1	2	4	(4)
Comprehensive income (loss)	117	(161)	373	(18)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	1	2	(6)
Comprehensive income (loss) attributable to Limited Partners	$117	$(162)	$371	$(12)

See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020

	(In millions)
Current Assets:
Cash and cash equivalents	$36	$3
Accounts receivable, net of allowance for doubtful accounts (Note 1)	384	248
Accounts receivable—affiliated companies	9	15
Inventory	43	42
Gas imbalances	26	42
Other current assets, net of allowance for doubtful accounts (Note 1)	38	31
Total current assets	536	381
Property, Plant and Equipment:
Property, plant and equipment	13,396	13,220
Less: Accumulated depreciation and amortization	2,785	2,555
Property, plant and equipment, net	10,611	10,665
Other Assets:
Intangible assets, net	492	539
Investment in equity method affiliate	76	76
Other	65	68
Total other assets	633	683
Total Assets	$11,780	$11,729
Current Liabilities:
Accounts payable	$220	$149
Accounts payable—affiliated companies	2	2
Current portion of long-term debt	800	—
Short-term debt	50	250
Taxes accrued	55	34
Gas imbalances	28	19
Other	144	128
Total current liabilities	1,299	582
Other Liabilities:
Accumulated deferred income taxes, net	4	5
Regulatory liabilities	27	25
Other	63	71
Total other liabilities	94	101
Long-Term Debt	3,154	3,951
Commitments and Contingencies (Note 14)
Partners’ Equity:
Series A Preferred Units (14,520,000 issued and outstanding at September 30, 2021 and December 31, 2020)	362	362
Common Units (435,877,546 issued and outstanding at September 30, 2021 and 435,549,892 issued and outstanding at December 31, 2020)	6,848	6,713
Accumulated other comprehensive loss	(2)	(6)
Noncontrolling interest	25	26
Total Partners’ Equity	7,233	7,095
Total Liabilities and Partners’ Equity	$11,780	$11,729
See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Cash Flows from Operating Activities:
Net income (loss)	$369	$(14)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	314
Deferred income taxes	—	1
Impairments of property, plant and equipment and goodwill	—	28
Net loss on sale/retirement of assets	1	17
Equity in (earnings) losses of equity method affiliate, net	(5)	211
Return on investment in equity method affiliate	5	14
Equity-based compensation	12	10
Amortization of debt costs and discount	4	3
Other, net	(7)	(5)
Changes in other assets and liabilities:
Accounts receivable, net	(136)	14
Accounts receivable—affiliated companies	6	13
Inventory	(1)	4
Gas imbalance assets	16	(3)
Other current assets, net	(11)	—
Other assets	3	4
Accounts payable	67	(47)
Accounts payable—affiliated companies	—	1
Gas imbalance liabilities	9	(5)
Other current liabilities	42	(14)
Other liabilities	(9)	(3)
Net cash provided by operating activities	678	543
Cash Flows from Investing Activities:
Capital expenditures (excluding equity AFUDC)	(204)	(152)
Proceeds from sale of assets	3	19
Proceeds from insurance	—	1
Return of investment in equity method affiliate	—	9
Other, net	3	3
Net cash used in investing activities	(198)	(120)
Cash Flows from Financing Activities:
Decrease in short-term debt	(200)	179
Repayment of long-term debt	—	(267)
Proceeds from Revolving Credit Facility	—	869
Repayment of Revolving Credit Facility	—	(869)
Distributions to common unitholders	(216)	(288)
Distributions to preferred unitholders	(26)	(27)
Distributions to non-controlling interests	(3)	(5)
Cash paid for employee equity-based compensation	(2)	(1)
Net cash used in financing activities	(447)	(409)
Net Increase in Cash, Cash Equivalents and Restricted Cash	33	14
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3	4
Cash, Cash Equivalents and Restricted Cash at End of Period	$36	$18
See Notes to the Unaudited Condensed Consolidated Financial Statements

ENABLE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2021
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2020	15	$362	435	$6,713	$(6)	$26	$7,095
Net income	—	9	—	155	—	1	165
Other comprehensive income	—	—	—	—	1	—	1
Distributions	—	(9)	—	(72)	—	(1)	(82)
Equity-based compensation, net of units for employee taxes	—	—	1	2	—	—	2
Balance as of March 31, 2021	15	$362	436	$6,798	$(5)	$26	$7,181
Net income	—	8	—	79	—	1	88
Other comprehensive income	—	—	—	—	2	—	2
Distributions	—	(8)	—	(72)	—	(2)	(82)
Equity-based compensation, net of units for employee taxes	—	—	—	4	—	—	4
Balance as of June 30, 2021	15	$362	436	$6,809	$(3)	$25	$7,193
Net income	—	9	—	107	—	—	116
Other comprehensive income	—	—	—	—	1	—	1
Distributions	—	(9)	—	(72)	—	—	(81)
Equity-based compensation, net of units for employee taxes	—	—	—	4	—	—	4
Balance as of September 30, 2021	15	$362	436	$6,848	$(2)	$25	$7,233

	Nine Months Ended September 30, 2020
	Series A Preferred Units		Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners’ Equity
	Units	Value	Units	Value	Value	Value	Value

	(In millions)
Balance as of December 31, 2019	15	$362	435	$7,013	$(3)	$37	$7,409
Net income (loss)	—	9	—	103	—	(7)	105
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Distributions	—	(9)	—	(144)	—	(3)	(156)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	—	—	—	(3)	—	—	(3)
Balance as of March 31, 2020	15	$362	435	$6,972	$(9)	$27	$7,352
Net income	—	9	—	35	—	—	44
Distributions	—	(9)	—	(72)	—	—	(81)
Equity-based compensation, net of units for employee taxes	—	—	—	2	—	—	2
Balance as of June 30, 2020	15	$362	435	$6,937	$(9)	$27	$7,317
Net income (loss)	—	9	—	(173)	—	1	(163)
Other comprehensive loss	—	—	—	—	2	—	2
Distributions	—	(9)	—	(72)	—	(2)	(83)
Equity-based compensation, net of units for employee taxes	—	—	—	3	—	—	3
Balance as of September 30, 2020	15	$362	435	$6,695	$(7)	$26	$7,076
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

As of September 30, 2021, CenterPoint Energy held approximately 53.7% or 233,856,623 of the Partnership’s common units, and OGE Energy held approximately 25.5% or 110,982,805 of the Partnership’s common units. Additionally, CenterPoint Energy holds 14,520,000 Series A Preferred Units. The limited partner interests of the Partnership have limited voting rights on matters affecting the business. As such, limited partners do not have rights to elect the Partnership’s general partner on an annual or continuing basis and may not remove Enable GP, its current general partner, without at least a 75% vote by all unitholders, including all units held by the Partnership’s limited partners, and Enable GP and its affiliates, voting together as a single class.

As of September 30, 2021, the Partnership owned a 50% interest in SESH. See Note 8 for further discussion of SESH. For the nine months ended September 30, 2021, the Partnership owned a 50% ownership in Atoka and consolidated Atoka in the accompanying Condensed Consolidated Financial Statements as EOIT acted as the managing member of Atoka and had control over the operations of Atoka. In addition, the Partnership held a 60% interest in ESCP, which is consolidated in the accompanying Condensed Consolidated Financial Statements as EOCS acted as the managing member of ESCP and had control over the operations of ESCP.

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

Generally, the Merger, including the receipt of equity consideration by common unitholders is expected to be treated as a tax-free transaction subject to certain exceptions as described in a Registration Statement on Form S-4 filed by Energy Transfer. The transaction, which is expected to close in the fourth quarter of 2021, is subject to customary closing conditions. CenterPoint Energy and OGE Energy, who collectively own approximately 79% of the outstanding Partnership common units, delivered their consents to the transaction. The Merger Agreement includes certain customary restrictions on the Partnership until closing of the Merger, such as limitations on distributions, equity issuances, and incurring and prepaying indebtedness. If the Merger does not occur, under certain circumstances, the Partnership may be required to pay Energy Transfer a termination fee of $97.5 million. Until the closing, we must continue to operate the Partnership as a stand-alone company.

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

The Condensed Consolidated Financial Statements and the related notes reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Partnership’s Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures, (d) acquisitions and dispositions of businesses, assets and other interests, and (e) the impact of the ongoing COVID-19 pandemic and its economic effects, which have continued to cause significant volatility in natural gas, NGLs and crude oil prices.

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

	September 30, 2021	December 31, 2020

	(In millions)
Accounts receivable	$1	$1
Other current assets	1	3
Total Allowance for doubtful accounts	$2	$4

Inventory

Natural gas inventory is held, through the transportation and storage segment, to provide operational support for pipeline deliveries and to manage leased intrastate storage capacity. Natural gas liquids inventory is held, through the gathering and processing segment, due to timing differences between the production of certain natural gas liquids and ultimate sale to third parties. Natural gas and natural gas liquids inventory is valued using moving average cost and is subsequently recorded at the lower of cost or net realizable value. The Partnership recorded write-downs to net realizable value related to natural gas and natural gas liquids inventory of zero and $2 million during the three months ended September 30, 2021 and 2020, respectively, and $1 million and $9 million during the nine months ended September 30, 2021 and 2020, respectively.

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

Capitalization of Interest and Allowance for Funds Used During Construction

Capitalized interest represents the approximate net composite interest cost of borrowed funds used for construction of assets other than those assets regulated by FERC. Allowance for funds used during construction (AFUDC) is separated into two components, borrowed funds (debt AFUDC) and equity funds (equity AFUDC). AFUDC is calculated under guidelines prescribed by FERC, and represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction of FERC regulated assets. Although equity AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates for entities that apply guidance for accounting for regulated operations. Interest and AFUDC are capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. Capitalized interest and the borrowed funds component of AFUDC are recognized as an offset to Interest expense and the equity funds component of AFUDC is recognized in Other, net on the Condensed Consolidated Statements of Income. The Partnership capitalized interest and combined debt and equity AFUDC of $3 million and $1 million during the three months ended September 30, 2021 and 2020, respectively, and $10 million and $2 million during the nine months ended September 30, 2021 and 2020, respectively.

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

(3) Revenues

The following tables disaggregate total revenues by major source from contracts with customers and the gain (loss) on derivative activity for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$128	$158	$(154)	$132
Natural gas liquids	485	5	(5)	485
Condensate	34	—	—	34
Total revenues from natural gas, natural gas liquids, and condensate	647	163	(159)	651
Loss on derivative activity	(22)	(6)	—	(28)
Total Product sales	$625	$157	$(159)	$623
Service revenues:
Demand revenues	$30	$110	$—	$140
Volume-dependent revenues	184	12	(3)	193
Total Service revenues	$214	$122	$(3)	$333
Total Revenues	$839	$279	$(162)	$956

	Three Months Ended September 30, 2020
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$58	$77	$(68)	$67
Natural gas liquids	208	2	(2)	208
Condensate	15	—	—	15
Total revenues from natural gas, natural gas liquids, and condensate	281	79	(70)	290
Loss on derivative activity	(10)	—	—	(10)
Total Product sales	$271	$79	$(70)	$280
Service revenues:
Demand revenues	$32	$116	$—	$148
Volume-dependent revenues	160	10	(2)	168
Total Service revenues	$192	$126	$(2)	$316
Total Revenues	$463	$205	$(72)	$596

	Nine Months Ended September 30, 2021
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$331	$621	$(415)	$537
Natural gas liquids	1,143	13	(13)	1,143
Condensate	101	—	—	101
Total revenues from natural gas, natural gas liquids, and condensate	1,575	634	(428)	1,781
Loss on derivative activity	(61)	(10)	—	(71)
Total Product sales	$1,514	$624	$(428)	$1,710
Service revenues:
Demand revenues	$87	$344	$—	$431
Volume-dependent revenues	535	46	(9)	572
Total Service revenues	$622	$390	$(9)	$1,003
Total Revenues	$2,136	$1,014	$(437)	$2,713

	Nine Months Ended September 30, 2020
	Gathering and Processing	Transportation and Storage	Eliminations	Total

	(In millions)
Revenues:
Product sales:
Natural gas	$161	$207	$(181)	$187
Natural gas liquids	523	7	(7)	523
Condensate	49	—	—	49
Total revenues from natural gas, natural gas liquids, and condensate	733	214	(188)	759
Gain (loss) on derivative activity	6	(1)	—	5
Total Product sales	$739	$213	$(188)	$764
Service revenues:
Demand revenues	$105	$371	$—	$476
Volume-dependent revenues	487	38	(6)	519
Total Service revenues	$592	$409	$(6)	$995
Total Revenues	$1,331	$622	$(194)	$1,759

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

Accounts Receivable

The following table summarizes the components of accounts receivable, net of allowance for doubtful accounts.

	September 30, 2021	December 31, 2020

	(In millions)
Accounts Receivable:
Customers	$385	$245
Contract assets (1)	3	12
Non-customers	5	6
Total Accounts Receivable (2)	$393	$263
____________________
(1)Contract assets reflected in Total Accounts Receivable include accrued minimum volume commitments. Contract assets are primarily attributable to revenues associated with estimated shortfall volumes on certain annual minimum volume commitment arrangements. Total Accounts Receivable does not include contract assets related to firm service transportation contracts with tiered rates of $11 million as of September 30, 2021 and $9 million as of December 31, 2020, which are reflected in Other Assets.
(2)Total Accounts Receivable includes Accounts receivable, net of allowance for doubtful accounts and Accounts receivable—affiliated companies.

Contract Liabilities

Our contract liabilities primarily consist of prepayments received from customers for which the good or service has not yet been provided in connection with the prepayment.

The table below summarizes the change in the contract liabilities.

	September 30, 2021	December 31, 2020

	(In millions)
Deferred revenues, beginning of period (1)	$44	$48
Amounts recognized in revenues related to the beginning balance	(21)	(25)
Net additions	20	21
Deferred revenues, end of period (1)	$43	$44
____________________
(1)Deferred revenues includes deferred revenue—affiliated companies. This amount is included in Other current liabilities and Other long-term liabilities.

The table below summarizes the timing of recognition of these contract liabilities as of September 30, 2021.

	2021	2022	2023	2024	2025 and After
	(In millions)
Deferred revenues (1)	$17	$8	$8	$7	$3
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

The table below summarizes the timing of recognition of the remaining performance obligations as of September 30, 2021.

	2021	2022	2023	2024	2025 and After
	(In millions)
Transportation and Storage	$114	$422	$364	$270	$1,143
Gathering and Processing	30	122	121	101	213
Total remaining performance obligations	$144	$544	$485	$371	$1,356

(4) Leases

The table below summarizes the operating leases included in the Condensed Consolidated Balance Sheets.

	Balance Sheet Location	September 30, 2021	December 31, 2020

		(In millions)
Operating lease asset	Other Assets	$23	$25
Total right-of-use assets		$23	$25

Operating lease liabilities	Other Current Liabilities	$4	$4
Operating lease liabilities	Other Liabilities	22	24
Total lease liabilities		$26	$28

As of September 30, 2021, all lease obligations outstanding were classified as operating leases. Therefore, all cash flows are reflected in Cash Flows from Operating Activities.

The following table presents the Partnership’s rental costs associated with field equipment and buildings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Rental Costs:
Field equipment	$2	$3	$7	$12
Office space	2	1	5	3

As of September 30, 2021, the weighted average remaining lease term is 6.1 years and the weighted average discount rate is 5.54%.

The following table presents the Partnership’s lease cost.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Lease Cost:
Operating lease cost	$1	$2	$4	$5
Short-term lease cost	2	2	6	9
Variable lease cost	1	—	2	1
Total Lease Cost	$4	$4	$12	$15

All lease costs were included in the gathering and processing reportable segment during the three and nine months ended September 30, 2021 and 2020.

Under ASC 842, as of September 30, 2021, the Partnership has operating lease obligations expiring at various dates. Undiscounted cash flows for operating lease liabilities are as follows:

Non-cancellable operating leases

(In millions)
Year Ending December 31,
2021 - remainder	$1
2022	6
2023	6
2024	4
2025	3
2026	2
After 2026	6
Total	28
Less: impact of the applicable discount rate	2
Total lease liabilities	$26

(5) Earnings Per Limited Partner Unit

The following table illustrates the Partnership’s calculation of earnings per unit for common units.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except per unit data)
Net income (loss)	$116	$(163)	$369	$(14)
Net income (loss) attributable to noncontrolling interest	—	1	2	(6)
Series A Preferred Unit distributions	9	9	26	27
Net income (loss) available to common units	$107	$(173)	$341	$(35)

Net income (loss) allocable to common units	$107	$(173)	$341	$(35)
Dilutive effect of Series A Preferred Unit distributions	8	—	26	—
Diluted net income (loss) allocable to common units	$115	$(173)	$367	$(35)

Basic weighted average number of common units outstanding (1)	438	437	438	437
Dilutive effect of Series A Preferred Units (2)	46	—	46	—
Dilutive effect of performance units (3)	1	—	1	—
Diluted weighted average number of common units outstanding	485	437	485	437

Basic and diluted earnings (losses) per unit
Basic	$0.24	$(0.40)	$0.78	$(0.08)
Diluted	$0.24	$(0.40)	$0.76	$(0.08)
____________________
(1)Basic weighted average number of outstanding common units includes approximately two million time-based phantom units for each of the three months ended September 30, 2021 and 2020, respectively, and two million time-based phantom units for each of the nine months ended September 30, 2021 and 2020, respectively.
(2)For the three and nine months ended September 30, 2020, the issuance of “if converted” common units attributable to the Series A Preferred Units were excluded in the calculation of diluted earnings (loss) per unit as the impact was anti-dilutive.
(3)The contingent effect of the performance unit awards was anti-dilutive for the three and nine months ended September 30, 2020.

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

The Partnership paid or has authorized payment of the following cash distributions to common unitholders, as applicable, during 2021 and 2020 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Per Unit Distribution	Total Cash Distribution
September 30, 2021 (1)	November 8, 2021	November 17, 2021	$0.16525	$72
June 30, 2021	August 12, 2021	August 24, 2021	$0.16525	$72
March 31, 2021	May 13, 2021	May 25, 2021	$0.16525	$72
December 31, 2020	February 22, 2021	March 1, 2021	$0.16525	$72
September 30, 2020	November 17, 2020	November 24, 2020	$0.16525	$72
June 30, 2020	August 18, 2020	August 25, 2020	$0.16525	$72
March 31, 2020	May 19, 2020	May 27, 2020	$0.16525	$72
_____________________
(1)The Board of Directors declared a $0.16525 per common unit cash distribution on October 26, 2021, to be paid on November 17, 2021 to common unitholders of record at the close of business on November 8, 2021.

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

The Partnership paid or has authorized payment of the following cash distributions to holders of the Series A Preferred Units during 2021 and 2020 (in millions, except for per unit amounts):

Three Months Ended	Record Date	Payment Date	Distribution Rate	Per Unit Distribution	Total Cash Distribution
September 30, 2021 (1)	October 26, 2021	November 12, 2021	8.6449%	$0.5403	$8
June 30, 2021	July 30, 2021	August 13, 2021	8.7016%	$0.5439	$8
March 31, 2021 (2)	April 26, 2021	May 14, 2021	8.7375%	$0.5873	$9
December 31, 2020	February 12, 2021	February 12, 2021	10.0%	$0.625	$9
September 30, 2020	November 3, 2020	November 13, 2020	10.0%	$0.625	$9
June 30, 2020	August 4, 2020	August 14, 2020	10.0%	$0.625	$9
March 31, 2020	May 5, 2020	May 15, 2020	10.0%	$0.625	$9
_____________________
(1)The Board of Directors declared a $0.5403 per Series A Preferred Unit cash distribution on October 26, 2021, to be paid on November 12, 2021, to Series A Preferred unitholders of record at the close of business on October 26, 2021.
(2)The distribution rate for the three months ended March 31, 2021 reflects 10% through February 18, 2021, and the sum of the three-month LIBOR plus 8.5% for the remaining days in the period.

(7) Impairments of Property, Plant and Equipment and Goodwill

Impairment of Property, Plant and Equipment

The Partnership periodically evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. Due to decreases in natural gas and NGL market prices during 2020 as a result of the ongoing COVID-19 pandemic and its economic effects, together with the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia, as of March 31, 2020, management reassessed the carrying value of the Atoka assets, in which the Partnership owns a 50% interest in the consolidated joint venture, which is a component of the gathering and processing segment. Based on forecasted future undiscounted cash flows, management determined that the carrying value of the Atoka assets were not fully recoverable. The Partnership utilized the income approach (generally accepted valuation approach) to estimate the fair value of these assets. The primary inputs were forecasted cash flows and the discount rate. The fair value measurement is based on inputs that are not observable in the market and thus represent Level 3 inputs. Applying a discounted cash flow model to the property, plant and equipment, the Partnership recognized a $16 million impairment, which is included in Impairments of property, plant and equipment and goodwill on the Condensed Consolidated Statements of Income during the nine months ended September 30, 2020.

Impairment of Goodwill

The Partnership tests its goodwill for impairment annually on October 1st, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill is assessed for impairment by comparing the fair value of the reporting unit with its book value, including goodwill. During 2020, the commodity price declines due to the existing oversupply of crude oil, NGLs and natural gas were exacerbated by the ongoing COVID-19 pandemic and its economic effects, in addition to the dispute over crude oil production levels between Russia and members of OPEC led by Saudi Arabia in the first quarter. Despite the subsequent agreement in April 2020 by a coalition of nations including Russia and Saudi Arabia to reduce production of crude oil, the price of NGLs and crude oil had remained significantly lower than pre-pandemic levels. Amid such crude oil, NGL and natural gas price declines, producers had been cutting back spending and shifting their focus from emphasizing reserves growth, to increasing net cash flows and reducing outstanding debt, which consequently resulted in a decrease in rig count and in forecasted producer activity in the Ark-La-Tex Basin reporting unit during the first quarter of 2020. At the same time, unit prices and market multiples for midstream companies with gathering and processing operations had dropped to their lowest levels in the last three years. Due to the continuing decrease in forward commodity prices, the reduction in forecasted producer activities, the resulting decrease in our forecasted cash flows and the increase in the weighted average cost of capital, the Partnership determined that the fair value of the goodwill associated with our Ark-La-Tex Basin reporting unit would more likely than not be impaired. As a result, the Partnership performed a quantitative test for our goodwill and determined that the carrying value of the Ark-La-Tex Basin reporting unit exceeded its fair value and that goodwill associated with the Ark-La-Tex Basin was completely impaired in the amount of $12 million. The impairment is included in Impairments of property, plant and equipment and goodwill on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2020. The Partnership had no goodwill recorded as of September 30, 2021 and December 31, 2020.

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

The Partnership shares operations of SESH with Enbridge, Inc. under service agreements. The Partnership is responsible for the field operations of SESH. SESH reimburses each party for actual costs incurred, which are billed based upon a combination of direct charges and allocations. The Partnership billed SESH $2 million and $3 million during the three months ended September 30, 2021 and 2020, respectively, and $7 million and $11 million during the nine months ended September 30,

2021 and 2020, respectively, associated with these service agreements.

The Partnership includes equity in earnings (losses) of equity method affiliate, net under the Other Income (Expense) caption in the Condensed Consolidated Statements of Income. The following table presents the amount of Equity in earnings of equity method affiliate recognized, Impairment of equity method affiliate investment and Distributions from equity method affiliate received.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Equity in earnings of equity method affiliate	$4	$3	$5	$14
Impairment of equity method affiliate investment	—	(225)	—	(225)
Equity in earnings (losses) of equity method affiliate, net	$4	$(222)	$5	$(211)
Distributions from equity method affiliate (1)	1	4	5	23
___________________
(1)Distributions from equity method affiliate includes a $5 million and $14 million return on investment and a zero and $9 million return of investment for the nine months ended September 30, 2021 and 2020, respectively.

The following table includes the summarized financial information of SESH.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Income Statements:
Revenues	$20	$24	$51	$79
Operating income	8	11	14	40
Net income	3	6	1	27

(9) Debt

The following table presents the Partnership’s outstanding debt.

	September 30, 2021			December 31, 2020
	Outstanding Principal	Discount (1)	Total Debt	Outstanding Principal	Discount (1)	Total Debt

	(In millions)
Commercial Paper	$50	$—	$50	$250	$—	$250
Revolving Credit Facility	—	—	—	—	—	—
2019 Term Loan Agreement	800	—	800	800	—	800
2024 Notes	600	—	600	600	—	600
2027 Notes	700	(1)	699	700	(2)	698
2028 Notes	800	(4)	796	800	(5)	795
2029 Notes	547	(1)	546	547	(1)	546
2044 Notes	531	—	531	531	—	531
Total debt	$4,028	$(6)	$4,022	$4,228	$(8)	$4,220
Less: Short-term debt (2)			50			250
Less: Current portion of long-term debt (3)			800			—
Less: Unamortized debt expense (4)			18			19
Total long-term debt			$3,154			$3,951
____________________
(1)Unamortized discount on long-term debt is amortized over the life of the respective debt.
(2)Short-term debt includes $50 million and $250 million of outstanding commercial paper as of September 30, 2021 and December 31, 2020, respectively.
(3)As of September 30, 2021, Current portion of long-term debt included $800 million outstanding balance of the 2019 Term Loan Agreement.
(4)As of September 30, 2021 and December 31, 2020, there was an additional $2 million and $3 million, respectively, of unamortized debt expense related to the Revolving Credit Facility included in Other assets, not included above.

Commercial Paper

The Partnership has a commercial paper program, pursuant to which the Partnership is authorized to issue up to $1.4 billion of commercial paper. The commercial paper program is supported by our Revolving Credit Facility, and outstanding commercial paper effectively reduces our borrowing capacity thereunder. There were $50 million and $250 million outstanding under our commercial paper program at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the weighted average interest rate for the outstanding commercial paper was 0.40%.

Revolving Credit Facility

The Partnership’s Revolving Credit Facility is a $1.75 billion, five-year senior unsecured revolving credit facility, which under certain circumstances may be increased from time to time up to an additional $875 million. The Revolving Credit Facility is scheduled to mature on April 6, 2023, subject to an extension option, which could be exercised two times to extend the term of the Revolving Credit Facility, in each case, for an additional one-year term. As of September 30, 2021, there were no principal advances, $3 million letters of credit outstanding and our available borrowing capacity was approximately $1.5 billion under our Revolving Credit Facility.

The Revolving Credit Facility provides that outstanding borrowings bear interest at the LIBOR and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s designated credit ratings from S&P, Moody’s and Fitch Ratings. As of September 30, 2021, the applicable margin for LIBOR-based borrowings under the Revolving Credit Facility was 1.50% based on the Partnership’s credit ratings. In addition, the Revolving Credit Facility requires the Partnership to pay a fee on unused commitments. The commitment fee is based on the Partnership’s credit ratings. As of September 30, 2021, the commitment fee under the restated Revolving Credit Facility was 0.20% per annum based on the Partnership’s credit ratings. The commitment fee is recorded as interest expense in the Partnership’s Condensed Consolidated Statements of Income.

2019 Term Loan Agreement

On January 29, 2019, the Partnership entered into an unsecured term loan agreement with Bank of America, N.A., as administrative agent, and the several lenders thereto. As of September 30, 2021, there was $800 million outstanding under the 2019 Term Loan Agreement. The 2019 Term Loan Agreement has a scheduled maturity date of January 29, 2022, but contains an option, which may be exercised up to two times, to extend the maturity date for an additional one-year term. The 2019 Term Loan Agreement provides that outstanding borrowings bear interest at the eurodollar rate and/or an alternate base rate, at the Partnership’s election, plus an applicable margin. The applicable margin is based on the Partnership’s credit ratings. The applicable margin shall equal, (1) in the case of interest rates determined by reference to the eurodollar rate, between 0.75% and 1.50% per annum and (2) in the case of interest rates determined by reference to the alternate base rate, between 0% and 0.50% per annum. As of September 30, 2021, the applicable margin for LIBOR-based advances under the 2019 Term Loan Facility was 1.25% based on the Partnership’s credit ratings. As of September 30, 2021, the weighted average interest rate of the 2019 Term Loan Agreement was 2.06%, including the impact of the associated interest rate derivatives designated as hedging instruments for accounting purposes.

Senior Notes

As of September 30, 2021, the Partnership’s debt included the 2024 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2044 Notes, which had $6 million of unamortized discount and $18 million of unamortized debt expense at September 30, 2021, resulting in effective interest rates of 4.00%, 4.56%, 5.18%, 4.30% and 5.08%, respectively, during the nine months ended September 30, 2021. In March 2020, the Partnership’s EOIT Senior Notes matured and were paid using proceeds from the Revolving Credit Facility.

During the nine months ended September 30, 2020, the Partnership repurchased $22 million aggregate principal amount of the 2029 Notes and 2044 Notes in open market transactions for approximately $17 million plus accrued interest, which resulted in a $5 million gain on extinguishment of debt. The gain is included in Other, net in the Condensed Consolidated Statements of Income.

As of September 30, 2021, the Partnership was in compliance with all of its debt agreements, including financial covenants.

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

Quantitative Disclosures Related to Derivative Instruments Not Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were not designated as hedging instruments for accounting purposes.

	September 30, 2021		December 31, 2020
	Gross Notional Volume
	Purchases	Sales	Purchases	Sales
Natural gas— TBtu (1)
Financial fixed futures/swaps	—	4	—	18
Financial basis futures/swaps	1	11	—	27
Financial swaptions (2)	—	2	—	7
Crude oil (for condensate)— MBbl (3)
Financial futures/swaps	—	180	—	465
Financial swaptions (2)	—	60	—	90
Natural gas liquids— MBbl (4)
Financial futures/swaps	30	300	855	1,210
Financial options	—	—	—	45
____________________
(1)As of September 30, 2021, 97.6% of the natural gas contracts had durations of one year or less and 2.4% had durations of more than one year and less than two years. As of December 31, 2020, 95.7% of the natural gas contracts had durations of one year or less and 4.3% had durations of more than one year and less than two years.
(2)The notional volume contains a combined derivative instrument consisting of a fixed price swap and a sold option, which gives the counterparties the right, but not the obligation, to increase the notional volume hedged under the fixed price swap until the option expiration date. The notional volume represents the volume prior to option exercise.
(3)As of September 30, 2021, 93.7% of the crude oil (for condensate) contracts had durations of one year or less and 6.3% had durations of more than one year and less than two years. As of December 31, 2020, 100.0% of the crude oil (for condensate) contracts had durations of one year or less.
(4)As of September 30, 2021, 95.5% of the natural gas liquids contracts had durations of one year or less and 4.5% had durations of more than one year and less than two years. As of December 31, 2020, 100.0% of the natural gas liquids contracts had durations of one year or less.

Derivatives Designated as Hedging Instruments

Derivative instruments designated as hedging instruments for accounting purposes are utilized in managing the Partnership’s interest rate risk exposures.

Quantitative Disclosures Related to Derivative Instruments Designated as Hedging Instruments

The following table presents the Partnership’s derivative instruments that were designated as hedging instruments for accounting purposes.

	September 30, 2021	December 31, 2020
	Gross Notional Value
	(In millions)
Interest rate swaps	$300	$300

Balance Sheet Presentation Related to Derivative Instruments

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were not designated as hedging instruments for accounting purposes.

		September 30, 2021		December 31, 2020
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Natural gas
Financial futures/swaps	Other Current	$—	$13	$2	$2
Financial swaptions	Other Current	—	12	1	2
Crude oil (for condensate)
Financial futures/swaps	Other Current	—	5	1	13
Financial swaptions	Other Current	—	2	—	—
Financial swaptions	Other	—	—	—	—
Natural gas liquids
Financial futures/swaps	Other Current	3	9	15	3
Financial swaptions	Other Current	—	—	—	1
Total gross commodity derivatives (1)		$3	$41	$19	$21
_____________________
(1)See Note 11 for a reconciliation of the Partnership’s commodity derivatives fair value to the Partnership’s Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

The following table presents the fair value of the derivative instruments that are included in the Partnership’s Condensed Consolidated Balance Sheets that were designated as hedging instruments for accounting purposes.

		September 30, 2021		December 31, 2020
		Fair Value
Instrument	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities

		(In millions)
Interest rate swaps (1)	Other Current	$—	$2	$—	$6
_____________________
(1)All interest rate derivative instruments that were designated as cash flow hedges are considered Level 2 as of September 30, 2021 and December 31, 2020.

Income Statement Presentation Related to Derivative Instruments

The following table presents the effect of derivative instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Natural gas
Financial futures/swaps losses	$(16)	$(5)	$(29)	$(2)
Financial swaptions losses	(6)	(4)	(11)	(6)
Physical purchases/sales losses	—	(1)	—	—
Crude oil (for condensate)
Financial futures/swaps gains (losses)	(1)	—	(13)	12
Financial swaptions gains (losses)	—	—	(2)	2
Natural gas liquids
Financial futures/swaps losses	(5)	—	(16)	(1)
Total	$(28)	$(10)	$(71)	$5

For derivatives not designated as hedges in the tables above, amounts recognized in income for the periods ended September 30, 2021 and 2020, if any, are reported in Product sales.

The following table presents the components of gain (loss) on derivative activity in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Change in fair value of commodity derivatives	$(7)	$(15)	$(36)	$(17)
Realized gains (losses) on commodity derivatives	(21)	5	(35)	22
Gains (losses) on commodity derivative activity	$(28)	$(10)	$(71)	$5

The following table presents the effect of derivative instruments that were designated as hedging instruments on the Partnership’s Condensed Consolidated Statements of Income.

	Amounts Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Interest rate swaps losses	$(1)	$(2)	$(4)	$(3)

Interest rate derivatives designated as hedges are recognized in income once settled. Settlement amounts recognized in income for the periods ended September 30, 2021 and 2020 are reported in Interest expense.

Credit-Risk Related Contingent Features in Derivative Instruments

In the event Moody’s or S&P were to lower the Partnership’s senior unsecured debt rating to a below investment grade rating, the Partnership could be required to provide additional credit assurances to third parties, which could include letters of credit or cash collateral to satisfy its obligation under its financial and physical contracts relating to derivative instruments that are in a net liability position. As of September 30, 2021, under these obligations, the Partnership had posted $10 million of cash collateral related to natural gas swaps and swaptions, crude oil swaps and swaptions and NGL swaps and $6 million of additional collateral would be required to be posted by the Partnership in the event of a credit ratings downgrade to a below investment grade rating. In certain situations where the Partnership’s credit rating is lowered by Moody’s or S&P, the Partnership could be subject to an early termination event related to certain derivative instruments, which could result in a cash settlement of the instruments at market values on the date of such early termination.

(11) Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. The Partnership determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes transfers between levels at the end of the reporting period. For the three and nine months ended September 30, 2021, there were no transfers between levels. As of September 30, 2021, there were no contracts classified as Level 3.

Estimated Fair Value of Financial Instruments

The fair values of all accounts receivable, notes receivable, accounts payable, commercial paper and other such financial instruments on the Condensed Consolidated Balance Sheets are estimated to be approximately equivalent to their carrying amounts due to their short-term nature and have been excluded from the table below.

The following table summarizes the fair value and carrying amount of the Partnership’s financial instruments.

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Debt
Revolving Credit Facility (Level 2) (1)	$—	$—	$—	$—
2019 Term Loan Agreement (Level 2)	800	800	800	800
2024 Notes (Level 2)	600	637	600	612
2027 Notes (Level 2)	699	776	698	709
2028 Notes (Level 2)	796	900	795	817
2029 Notes (Level 2)	546	593	546	544
2044 Notes (Level 2)	531	581	531	499
____________________
(1)    Borrowing capacity is effectively reduced by our borrowings outstanding under the commercial paper program. $50 million and $250 million of commercial paper was outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). As of September 30, 2021, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.

Based upon review of forecasted undiscounted cash flows as of September 30, 2021, all of the asset groups were considered recoverable. Based upon review for other than temporary declines in fair value, the investment in equity method affiliate was considered recoverable. Future price declines, throughput declines, contracted capacity declines, cost increases, regulatory or political environment changes and other changes in market conditions, including the supply of and demand for crude oil, NGLs and natural gas as well as the ongoing COVID-19 pandemic and its economic effects, could reduce forecasted undiscounted cash flows for the asset groups and result in other than temporary declines in the fair value of the investment in equity method affiliate.

Contracts with Master Netting Arrangements

As of September 30, 2021, the Partnership’s Level 2 interest rate derivatives are recorded as liabilities with no netting adjustments.

The following tables summarize the Partnership’s other assets and liabilities that are measured at fair value on a recurring basis.

September 30, 2021	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$—	$11	$—	$—
Significant other observable inputs (Level 2)	3	30	23	26
Total fair value	3	41	23	26
Netting adjustments	(3)	(3)	—	—
Total	$—	$38	$23	$26

December 31, 2020	Commodity Contracts		Gas Imbalances (1)
	Assets	Liabilities	Assets (2)	Liabilities (3)

	(In millions)
Quoted market prices in active market for identical assets (Level 1)	$2	$14	$—	$—
Significant other observable inputs (Level 2)	17	7	23	16
Total fair value	19	21	23	16
Netting adjustments	(19)	(19)	—	—
Total	$—	$2	$23	$16
______________________
(1)The Partnership uses the market approach to fair value its gas imbalance assets and liabilities at individual, or where appropriate an average of, current market indices applicable to the Partnership’s operations, not to exceed net realizable value. There were no netting adjustments as of September 30, 2021 and December 31, 2020.
(2)Gas imbalance assets exclude fuel reserves for under retained fuel due from shippers of $3 million and $19 million at September 30, 2021 and December 31, 2020, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.
(3)Gas imbalance liabilities exclude fuel reserves for over retained fuel due to shippers of $2 million and $3 million at September 30, 2021 and December 31, 2020, respectively, which fuel reserves are based on the value of natural gas at the time the imbalance was created, and which are not subject to revaluation at fair market value.

(12) Supplemental Disclosure of Cash Flow Information

The following table provides information regarding supplemental cash flow information:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest and debt AFUDC	$112	$129
Income taxes, net of refunds	(1)	1
Non-cash transactions:
Accounts payable related to capital expenditures	13	9
Lease liabilities related to derecognition of right-of-use assets	(1)	(5)
Impact of adoption of financial instruments-credit losses accounting standard (Note 1)	—	(3)

(13) Related Party Transactions

The Partnership’s revenues from affiliated companies accounted for 5% and 6% of total revenues during the nine months ended September 30, 2021 and 2020, respectively. The following table presents the amounts of revenues from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Gas transportation and storage service revenues — CenterPoint Energy	$15	$17	$58	$76
Natural gas product sales — CenterPoint Energy	—	—	5	1
Gas transportation and storage service revenues — OGE Energy	10	9	29	28
Natural gas product sales — OGE Energy	1	4	34	9
Total revenues — affiliated companies	$26	$30	$126	$114

The following table presents the amounts of natural gas purchased from affiliated companies included in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Cost of natural gas purchases — CenterPoint Energy	$—	$—	$—	$1
Cost of natural gas purchases — OGE Energy	13	6	56	20
Total cost of natural gas purchases — affiliated companies	$13	$6	$56	$21

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

As of September 30, 2021, the Partnership had certain employees who are participants under OGE Energy’s defined benefit and retiree medical plans, who will remain seconded to the Partnership, subject to certain termination rights of the Partnership and OGE Energy. The Partnership’s reimbursement of OGE Energy for seconded employee costs arising out of OGE Energy’s defined benefit and retiree medical plans is fixed at actual cost subject to an annual cap of $5 million until secondment is terminated.

The following table presents the amounts charged to the Partnership by affiliates for seconded employees, included primarily in Operation and maintenance and General and administrative expenses in the Partnership’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Seconded Employee Costs — OGE Energy	$4	$5	$11	$13

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

On January 1, 2017, the Partnership entered into a 10-year gathering and processing agreement, which became effective on July 1, 2018, with an affiliate of Energy Transfer for deliveries to the Godley Plant in Johnson County, Texas. As of September 30, 2021, the Partnership estimates the remaining associated minimum volume commitment fee to be $153 million. Minimum volume commitment fees are expected to be $4 million for the remainder of 2021, $23 million per year from 2022 through 2027 and $11 million in 2028.

On September 13, 2018, the Partnership executed a precedent agreement for the development of the Gulf Run Pipeline, an interstate natural gas transportation project. On January 30, 2019, a final investment decision was made by Golden Pass LNG, the cornerstone shipper for the liquefied natural gas facility to be served by the Gulf Run Pipeline project. Subject to approval of the project by FERC, the Partnership will be required to construct a large-diameter pipeline from northern Louisiana to Gulf Coast markets. In addition, the Partnership requested approval to transfer existing EGT transportation infrastructure to the Gulf Run Pipeline. The Partnership filed applications with FERC to obtain authorization to construct and operate the pipeline on February 28, 2020. FERC issued the environmental assessment on October 29, 2020. On June 1, 2021, FERC issued the Order Issuing Certificates and Approving Abandonment, which authorizes construction and operation of the Gulf Run Pipeline and transfer of certain existing EGT infrastructure to the Gulf Run Pipeline. On October 19, 2021, FERC issued the Notice to Proceed with Construction. The Partnership estimates the total cost of the Gulf Run Pipeline project would be as much as $540 million, excluding AFUDC. The project is backed by a 20-year firm transportation service agreement. The Gulf Run Pipeline connects natural gas producing regions in the U.S., including the Haynesville, Marcellus, Utica and Barnett shales and the Mid-Continent region. The project is expected to be placed into service in late 2022.

(15) Equity-Based Compensation

The following table summarizes the Partnership’s equity-based compensation expense related to performance units and phantom units for the Partnership’s employees and independent directors.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Performance units	$3	$1	$7	$5
Phantom units	1	2	5	5
Total compensation expense	$4	$3	$12	$10

The following table presents the assumptions related to the performance units granted in 2021.

2021
Number of units granted	1,453,897
Fair value of units granted	$10.26
Expected distribution yield	12.90%
Expected price volatility	100.00%
Risk-free interest rate	0.27%
Expected life of units (in years)	3

The following table presents the number of phantom units granted and the grant date fair value related to the phantom units granted in 2021.

2021
Phantom Units granted	1,371,001
Fair value of phantom units granted	$5.41 - $6.87

Units Outstanding

A summary of the activity for the Partnership’s performance units and phantom units applicable to the Partnership’s employees at September 30, 2021 and changes during 2021 are shown in the following table.

	Performance Units		Phantom Units
	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit	Number of Units	Weighted Average Grant-Date Fair Value, Per Unit

	(In millions, except unit data)
Units outstanding at December 31, 2020	1,765,508	$13.10	1,790,845	$10.29
Granted (1)	1,453,897	10.26	1,371,001	6.86
Vested (2)	(398,614)	17.70	(485,662)	13.08
Forfeited	(45,945)	9.94	(139,975)	8.52
Units outstanding at September 30, 2021	2,774,846	$11.00	2,536,209	$7.99
Aggregate intrinsic value of units outstanding at September 30, 2021	$23		$21
_____________________
(1)Performance units represents the target number of performance units granted. The actual number of performance units earned, if any, is dependent upon performance and may range from 0% to 200% of the target.
(2)Performance units vested as of September 30, 2021 include 398,614 units from the 2018 annual grant, which were approved by the Board of Directors in 2018 and, based on the level of achievement of a performance goal established by the Board of Directors over the performance period of January 1, 2018 through December 31, 2020, no performance units vested.

Unrecognized Compensation Cost

The following table summarizes the Partnership’s unrecognized compensation cost for its non-vested performance units and phantom units, and the weighted-average periods over which the compensation cost is expected to be recognized.

	September 30, 2021
	Unrecognized Compensation Cost (In millions)	Weighted Average Period for Recognition (In years)
Performance Units	$16	1.76
Phantom Units	10	1.61
Total	$26

As of September 30, 2021, there were 3,151,858 units available for issuance under the long-term incentive plan.

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

Financial data for reportable segments are as follows:

Three Months Ended September 30, 2021	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$625	$157	$(159)	$623
Service revenues	214	122	(3)	333
Total Revenues	839	279	(162)	956
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	571	154	(160)	565
Operation and maintenance, General and administrative	77	43	(1)	119
Depreciation and amortization	74	30	—	104
Taxes other than income tax	10	6	—	16
Operating income	$107	$46	$(1)	$152
Total Assets	$10,953	$6,130	$(5,303)	$11,780
Capital expenditures (excluding equity AFUDC)	$27	$26	$—	$53

Three Months Ended September 30, 2020	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$271	$79	$(70)	$280
Service revenues	192	126	(2)	316
Total Revenues	463	205	(72)	596
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	244	78	(72)	250
Operation and maintenance, General and administrative	77	47	—	124
Depreciation and amortization	75	30	—	105
Taxes other than income tax	10	7	—	17
Operating income	$57	$43	$—	$100
Total assets as of December 31, 2020	$10,830	$5,729	$(4,830)	$11,729
Capital expenditures (excluding equity AFUDC)	$21	$29	$—	$50

Nine Months Ended September 30, 2021	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$1,514	$624	$(428)	$1,710
Service revenues	622	390	(9)	1,003
Total Revenues	2,136	1,014	(437)	2,713
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,406	539	(435)	1,510
Operation and maintenance, General and administrative	229	129	(2)	356
Depreciation and amortization	222	91	—	313
Taxes other than income tax	32	20	—	52
Operating income	$247	$235	$—	$482
Total Assets	$10,953	$6,130	$(5,303)	$11,780
Capital expenditures (excluding equity AFUDC)	$68	$136	$—	$204

Nine Months Ended September 30, 2020	Gathering and Processing	Transportation (1) and Storage	Eliminations	Total

	(In millions)
Product sales	$739	$213	$(188)	$764
Service revenues	592	409	(6)	995
Total Revenues	1,331	622	(194)	1,759
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	631	215	(193)	653
Operation and maintenance, General and administrative	250	137	(1)	386
Depreciation and amortization	223	91	—	314
Impairments of property, plant and equipment and goodwill	28	—	—	28
Taxes other than income tax	32	20	—	52
Operating income	$167	$159	$—	$326
Total assets as of December 31, 2020	$10,830	$5,729	$(4,830)	$11,729
Capital expenditures (excluding equity AFUDC)	$79	$73	$—	$152
_____________________
(1)See Note 8 for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and nine months ended September 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included herein and our audited Consolidated Financial Statements for the year ended December 31, 2020, included in our Annual Report. The following discussion contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control, including risks resulting from the ongoing COVID-19 pandemic and its economic effects. Our actual results could differ materially from those discussed in these forward-looking statements. Please read “Forward-Looking Statements.” In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

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

Liquidity and Capital Resources

The Partnership’s principal liquidity requirements are to finance its operations, fund capital expenditures and acquisitions, make cash distributions and satisfy any indebtedness obligations. We expect that our liquidity and capital resource needs will be met by our sources of liquidity, which as of September 30, 2021, included cash on hand, operating cash flow, proceeds from commercial paper issuances, borrowings under our revolving credit facility, debt issuances and the issuance of equity. For more information on our commercial paper program, our revolving credit agreement, our other outstanding debt agreements and preferred equity, please see Note 6 “Partners’ Equity” and Note 9 “Debt” in the Notes to the Unaudited Condensed Consolidated Financial Statements under Item 1. “Financial Statements.”

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

Working Capital

Working capital is the difference in our current assets and our current liabilities. Working capital is an indication of liquidity and potential need for short-term funding. The change in our working capital requirements are driven generally by changes in accounts receivable, accounts payable, commodity prices, credit extended to, and the timing of collections from, customers, the level and timing of spending for maintenance and expansion activity, and the timing of debt maturities. As of September 30, 2021, we had a working capital deficit of $763 million. The deficit is primarily due to the classification of $800 million of the 2019 Term Loan Agreement as Current portion of long-term debt as of September 30, 2021 as well as $50 million of commercial paper outstanding as of September 30, 2021. We utilize our commercial paper program and Revolving Credit Facility to manage the timing of cash flows and fund short-term working capital deficits.

Cash Flows

The following tables reflect cash flows for the applicable periods.

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Net cash provided by operating activities	$678	$543
Net cash used in investing activities	(198)	(120)
Net cash used in financing activities	(447)	(409)

Operating Activities

The increase of $135 million, or 25%, in net cash provided by operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily driven by an increase in net income of $383 million and an increase of $22 million in the timing of cash receipts and disbursements and changes in other working capital assets and liabilities, partially offset by a decrease in adjustments for non-cash items of $270 million.

Investing Activities

The increase of $78 million, or 65%, in net cash used in investing activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to higher capital expenditures of $52 million, a decrease in return of investment in equity method affiliate of $9 million and a decrease in proceeds from sale of assets of $16 million.

Financing Activities

Net cash used in financing activities increased $38 million, or 9%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Our primary financing activities consist of the following:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Increase (decrease) in short-term debt	$(200)	$179
Repayment of EOIT Senior Notes	—	(250)
Repurchase of 2029 Senior Notes and 2044 Senior Notes	—	(17)
Distributions	(245)	(320)
Cash paid for employee equity-based compensation	(2)	(1)

Distributions

On October 26, 2021, the Board of Directors declared a quarterly cash distribution of $0.16525 per common unit on all of the Partnership’s outstanding common units for the period ended September 30, 2021. The distributions will be paid November 17, 2021 to unitholders of record as of the close of business on November 8, 2021. Additionally, the Board of Directors declared a quarterly cash distribution of $0.5403 on the Partnership’s outstanding Series A Preferred Units. The distributions will be paid November 12, 2021 to unitholders of record as of the close of business on October 26, 2021.

Trends Affecting Liquidity and Capital Resources

Borrowing Capacity

Our Revolving Credit Facility and our 2019 Term Loan Agreement each contain a financial covenant limiting our ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization as of the last day of each fiscal quarter of less than or equal to 5.00 to 1.00. As of September 30, 2021, our available borrowing capacity under our Revolving Credit Facility was approximately $1.5 billion due to this financial covenant, prior to invoking any amounts related to Qualified Project EBITDA Adjustments (as defined in the Revolving Credit Facility). We believe that we will have sufficient cash flow and borrowing capacity to fully fund our business.

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

Under the terms of the Merger Agreement, our common unitholders will receive 0.8595 of one common unit representing limited partner interests in Energy Transfer for each common unit of the Partnership. In addition, each issued and outstanding Series A Preferred Unit of the Partnership will be exchanged for 0.0265 of an Energy Transfer Series G preferred unit, and Energy Transfer will make a $10 million cash payment to the owners of the Partnership’s general partner for the limited liability company interests in Enable GP. The transaction was approved by the boards of directors of the general partners of both partnerships, and the Conflicts Committee of our Board of Directors, and the holders of a majority of our common units. The transaction remains subject to regulatory approvals and other customary closing conditions.

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

The Merger is anticipated to close in the fourth quarter of 2021. We cannot provide any assurance that the combination will be completed on the terms or timeline currently contemplated, or at all. The above includes a summary of the material terms of the Merger, which is qualified in its entirety by reference to the Energy Transfer Registration Statement.

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

During the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, our revenues and gross margin increased. These increases resulted, in part, from the impact of the February 2021 Winter Storm Uri on our financial results for the first quarter of 2021. The winter storm temporarily increased the price of natural gas, which increased our proceeds from product sales. The winter storm also temporarily increased the demand for natural gas for heating, which resulted in imbalance penalties for customers on our gathering and processing and transportation and storage systems for customers who failed to balance actual receipts and deliveries at nominated and confirmed levels. The results of our most recent nine month period may not be indicative of our future results because of the temporary effects of the winter storm and the continuing uncertainty surrounding future levels of production and prices of natural gas and crude oil. For more information on our results, see “—Financial Results” below.

Recent Developments

Dakota Access Pipeline

On July 6, 2020, the federal district court for the District of Columbia (the “District Court”) issued an order vacating an easement, that was issued by the Corps and which allowed Dakota Access Pipeline to cross the Missouri River, pending the completion of an environmental impact statement (EIS) for the pipeline. On May 21, 2021, the District Court denied the request for an injunction that would have shut down the pipeline during the pendency of the environmental review. On June 22, 2021, the District Court dismissed without prejudice all outstanding claims in the matter. On September 20, 2021, Dakota Access Pipeline filed a petition for writ of certiorari asking the U.S. Supreme Court to review whether an EIS was required. The EIS is anticipated to be completed in March 2022. Following the completion of the EIS, the Corps will make a new decision about whether to grant the pipeline an easement to cross the Missouri River, unless the writ of certiorari for review by the U.S. Supreme Court is granted and the appeal of the order to conduct the EIS is successful. We are unable to predict the outcome of the appeal, the EIS or the new easement decision. In addition, either the EIS or the new easement decision may subsequently be subject to challenge in court.

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

Five Nations Reservations

On July 9, 2020, the U.S. Supreme Court ruled in McGirt v. Oklahoma (“McGirt”) that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished. Prior to the court’s ruling, the prevailing view was that the Muscogee (Creek) Nation, Chickasaw Nation, Cherokee Nation, Choctaw Nation and Seminole Nation reservations within Oklahoma had been disestablished prior to statehood in 1907. Although the court’s ruling indicates that it is limited to criminal law as applied within the Muscogee (Creek) Nation reservation, the ruling has significant potential implications for civil law within the Muscogee (Creek) Nation reservation, as well as other reservations in Oklahoma that may similarly be found to not have been disestablished.

State district courts in Oklahoma, applying the analysis in the U.S. Supreme Court’s ruling regarding the Muscogee (Creek) Nation, have ruled that the Cherokee, Chickasaw, Seminole and Choctaw reservations likewise have not been disestablished. On October 1, 2020, the EPA granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to Indian Country within the State, subject to certain exceptions, effectively extending the State’s authority for existing EPA-approved regulatory programs to all lands within the State to which the State applied such programs prior to the U.S. Supreme Court’s ruling in McGirt. For more information, see the “Five Nations Reservations” disclosure in our Annual Report.

Separately, in 2021, the U.S. Department of the Interior (“DOI”) subsequently used the ruling in McGirt to find that Oklahoma could not keep jurisdiction over surface coal mining in the Muscogee (Creek) Nation’s lands. The State of Oklahoma has petitioned the U.S. Supreme Court to overturn this determination and find that McGirt either is limited to federal criminal matters or was incorrectly decided. Several other suits have been filed in state and federal courts regarding the appropriate scope of McGirt, including a stayed proceeding before the Oklahoma Supreme Court regarding the Oklahoma Corporation Commission’s authority to issue drilling permits on the Muscogee (Creek) reservations. At this time, we cannot predict how these issues may ultimately be resolved.

Suspension of Leases and Permits on Federal Lands

On January 20, 2021, the Acting Secretary of the U.S. Department of the Interior issued an order that, among other things, imposed a temporary suspension on the issuance of fossil fuel authorizations, including leases and permits on federal lands. Although the order says it does not limit existing operations under valid leases, on January 27, 2021, President Biden signed an executive order suspending new oil and gas leasing on federal lands, pending completion of a review of the federal government’s oil and gas permitting and leasing practices. On June 15, 2021, the U.S. District Court for the Western District of Louisiana issued a preliminary injunction blocking the Biden administration from continuing to enforce its moratorium on new oil and gas leases and permits on federal lands. The Biden administration appealed the ruling on August 16, 2021 to the U.S. Court of Appeals for the Fifth Circuit. The same day, a dozen energy industry trade groups lead by the American Petroleum Institute filed an additional lawsuit U.S. District Court for the Western District of Louisiana challenging the moratorium. Less than 2% of acreage dedicated to the Partnership falls on federal lands, with most of our federal land acreage dedications located in the Williston Basin.

Regulatory Compliance

PHMSA is expected to issue several rules in 2021 or 2022, including but not limited to: The Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments Rule and the Safety of Gas Gathering Pipelines rule. Other agencies, such as the EPA, are also expected to issue new regulations that may impact our operations. While we cannot predict the outcome of pending or future legislative or regulatory initiatives, we anticipate that pipeline safety and environmental requirements will continue to become more stringent over time. As a result, we may incur significant additional costs to comply with the pending regulations, and any other future laws and regulations, which could have a material impact on our costs of and revenues from operations.

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

Financial Results

The following tables summarize the key components of our results of operations.

Three Months Ended September 30, 2021	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$625	$157	$(159)	$623
Service revenues	214	122	(3)	333
Total Revenues	839	279	(162)	956
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	571	154	(160)	565
Gross margin (1)	268	125	(2)	391
Operation and maintenance, General and administrative	77	43	(1)	119
Depreciation and amortization	74	30	—	104
Taxes other than income tax	10	6	—	16
Operating income	$107	$46	$(1)	$152

Three Months Ended September 30, 2020	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$271	$79	$(70)	$280
Service revenues	192	126	(2)	316
Total Revenues	463	205	(72)	596
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	244	78	(72)	250
Gross margin (1)	219	127	—	346
Operation and maintenance, General and administrative	77	47	—	124
Depreciation and amortization	75	30	—	105
Taxes other than income tax	10	7	—	17
Operating income	$57	$43	$—	$100

Nine Months Ended September 30, 2021	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$1,514	$624	$(428)	$1,710
Service revenues	622	390	(9)	1,003
Total Revenues	2,136	1,014	(437)	2,713
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	1,406	539	(435)	1,510
Gross margin (1)	730	475	(2)	1,203
Operation and maintenance, General and administrative	229	129	(2)	356
Depreciation and amortization	222	91	—	313
Taxes other than income tax	32	20	—	52
Operating income	$247	$235	$—	$482

Nine Months Ended September 30, 2020	Gathering and Processing	Transportation and Storage	Eliminations	Enable Midstream Partners, LP

	(In millions)
Product sales	$739	$213	$(188)	$764
Service revenues	592	409	(6)	995
Total Revenues	1,331	622	(194)	1,759
Cost of natural gas and natural gas liquids (excluding depreciation and amortization shown separately)	631	215	(193)	653
Gross margin (1)	700	407	(1)	1,106
Operation and maintenance, General and administrative	250	137	(1)	386
Depreciation and amortization	223	91	—	314
Impairments of property, plant and equipment and goodwill	28	—	—	28
Taxes other than income tax	32	20	—	52
Operating income	$167	$159	$—	$326
 _____________________
(1)Gross margin is a non-GAAP measure and is reconciled to its most directly comparable financial measure calculated and presented below under the caption “Reconciliations of Non-GAAP Financial Measures”.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating Data:
Natural gas gathered volumes—TBtu	402	374	1,169	1,164
Natural gas gathered volumes—TBtu/d	4.37	4.07	4.28	4.25
Natural gas processed volumes—TBtu (1)	208	190	593	597
Natural gas processed volumes—TBtu/d (1)	2.26	2.06	2.17	2.18
NGLs produced—MBbl/d (1)(2)	141.46	133.11	135.41	122.29
NGLs sold—MBbl/d (2)(3)	143.32	138.55	137.02	127.66
Condensate sold—MBbl/d	5.80	5.58	6.44	6.50
Crude oil and condensate gathered volumes—MBbl/d	97.7	138.02	107.30	121.38
Transported volumes—TBtu	491	440	1,539	1,532
Transported volumes—TBtu/d	5.33	4.78	5.62	5.58
Interstate firm contracted capacity—Bcf/d	5.62	5.73	5.96	6.00
Intrastate average deliveries—TBtu/d	1.69	1.74	1.64	1.83
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.
(3)NGLs sold includes volumes of NGLs withdrawn from inventory or purchased for system balancing purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anadarko
Gathered volumes—TBtu/d	2.18	1.94	2.10	2.04
Natural gas processed volumes—TBtu/d (1)	1.98	1.76	1.89	1.85
NGLs produced—MBbl/d (1)(2)	127.71	120.80	122.91	109.29
Crude oil and condensate gathered volumes—MBbl/d	70.36	104.93	76.99	93.65
Arkoma
Gathered volumes—TBtu/d	0.40	0.41	0.40	0.42
Natural gas processed volumes—TBtu/d (1)	0.07	0.08	0.07	0.08
NGLs produced—MBbl/d (1)(2)	4.76	3.94	4.25	3.96
Ark-La-Tex
Gathered volumes—TBtu/d	1.79	1.72	1.78	1.79
Natural gas processed volumes—TBtu/d	0.21	0.22	0.21	0.25
NGLs produced—MBbl/d (2)	8.99	8.37	8.25	9.04
Williston
Crude oil gathered volumes—MBbl/d	27.35	33.09	30.31	27.73
 _____________________
(1)Includes volumes under third-party processing arrangements.
(2)Excludes condensate.

Gathering and Processing

Three months ended September 30, 2021 compared to three months ended September 30, 2020. Our gathering and processing segment reported operating income of $107 million for the three months ended September 30, 2021 compared to operating income of $57 million for the three months ended September 30, 2020. The difference of $50 million in operating income between periods was primarily due to a $49 million increase in gross margin and a $1 million decrease in depreciation and amortization.

Our gathering and processing segment revenues increased $376 million. The increase was primarily due to the following:
Product Sales:
•revenues from NGL sales increased $296 million primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane and higher processed volumes,
•revenues from natural gas sales increased $70 million due to higher average sales prices and
•changes in the fair value of natural gas, condensate and NGL derivatives increased $7 million.
These increases were partially offset by:
•higher realized losses on natural gas, condensate and NGL derivatives of $19 million.
Service Revenues:
•processing service revenues increased $21 million due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements and
•natural gas gathering revenues increased $6 million due to higher volumes gathered in the Anadarko Basin, partially offset by lower average rates on certain contracts.
These increases were partially offset by crude oil, condensate and produced water gathering revenue, which decreased $5 million primarily due to a decrease in gathered crude oil and condensate volumes from lower producer activity.

Our gathering and processing segment gross margin increased $49 million. The increase was primarily due to the following:
•revenues from NGL sales, less the cost of NGLs increased $42 million primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane and higher processed volumes,
•processing service fees increased $21 million due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements,
•changes in the fair value of natural gas, condensate and NGL derivatives increased $7 million and
•natural gas gathering fees increased $6 million due to higher volumes gathered in the Anadarko Basin, partially offset by lower average rates on certain contracts.
These increases were partially offset by:
•higher realized losses on natural gas, condensate and NGL derivatives of $19 million,
•crude oil, condensate and produced water gathering revenues decreased $5 million primarily due to a decrease in gathered crude oil and condensate volumes from lower producer activity and
•revenues from natural gas sales, less the cost of natural gas decreased approximately $3 million due to higher natural gas purchase costs.

Our gathering and processing segment operation and maintenance and general and administrative expenses remained flat. The primary activity resulted in a $4 million decrease in payroll-related costs as a result of lower headcount and a $1 million decrease due to insurance proceeds, partially offset by remediation costs associated with our Williston Basin operations. These decreases were offset by a $5 million increase in professional services primarily due to transaction costs related to the pending merger with Energy Transfer.

Our gathering and processing segment depreciation and amortization decreased $1 million primarily due to retirements of general plant assets.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Our gathering and processing segment reported operating income of $247 million for the nine months ended September 30, 2021 compared to operating income of $167 million for the nine months ended September 30, 2020. The difference of $80 million in operating income between periods was primarily due to a $30 million increase in gross margin, $28 million of property, plant and equipment and goodwill impairments recognized in 2020 with no comparable item in 2021, and a $21 million decrease in operation and maintenance and general and administrative expenses.

Our gathering and processing segment revenues increased $805 million. The increase was primarily due to the following:
Product Sales:
•revenues from NGL sales increased $672 million primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane and
•revenues from natural gas sales increased $170 million due to higher average sales prices, partially offset by lower sales volumes.
These increases were partially offset by:
•higher realized losses on natural gas, condensate and NGL derivatives of $49 million and
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $18 million.
Service Revenues:
Processing service revenues increased $33 million due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements and a decrease in the recognition of certain annual minimum processing fees.
This increase was partially offset by:
•natural gas gathering revenues, which decreased $3 million due to lower average rates on certain contracts and volume curtailments and production freeze-offs related to Winter Storm Uri, partially offset by higher assessed producer imbalance penalties and

•crude oil, condensate and produced water gathering revenue remained flat, due to an increase in gathered crude oil volumes in the Williston Basin, offset by a decrease in gathered crude oil and condensate volumes in the Anadarko Basin primarily due to lower producer activity.

Our gathering and processing segment gross margin increased $30 million. The increase was primarily due to the following:
•revenues from NGL sales, less the cost of NGLs increased $98 million primarily due to an increase in the average realized sales price from higher average market prices for NGL products combined with higher recoveries of ethane and
•processing service fees increased $33 million due to higher consideration received from percent-of-proceeds, percent-of-liquids and keep-whole processing arrangements due to higher average market prices, partially offset by lower processed volumes under fee-based arrangements and a decrease in the recognition of certain annual minimum processing fees.
These increases were partially offset by:
•higher realized losses on natural gas, condensate and NGL derivatives of $49 million,
•revenues from natural gas sales, less the cost of natural gas decreased approximately $31 million due to higher natural gas purchase costs, inclusive of purchase costs related to Winter Storm Uri,
•changes in the fair value of natural gas, condensate and NGL derivatives decreased $18 million,
•natural gas gathering fees decreased $3 million due to lower average rates on certain contracts and volume curtailments and production freeze-offs related to Winter Storm Uri, partially offset by higher assessed producer imbalance penalties and
•crude oil, condensate and produced water gathering revenue remained flat, due to an increase in gathered crude oil volumes in the Williston Basin, offset by a decrease in gathered crude oil and condensate volumes in the Anadarko Basin primarily due to lower producer activity.

Our gathering and processing segment operation and maintenance and general and administrative expenses decreased $21 million. The decrease was primarily due to a $20 million loss on retirement of an Ark-La-Tex gathering system in 2020, with minor activity in 2021, a $13 million decrease in payroll-related costs as a result of lower headcount, a $5 million decrease in field equipment rentals and a $2 million decrease due to insurance proceeds, partially offset by remediation costs associated with our Williston Basin operations. These decreases were partially offset by a $16 million increase in professional services primarily due to transaction costs related to the pending merger with Energy Transfer and a $2 million increase due to lower capitalized overhead costs.

Our gathering and processing segment depreciation and amortization decreased $1 million primarily due to retirements of general plant assets.

During the nine months ended September 30, 2020, our gathering and processing segment recognized impairments of property, plant and equipment and goodwill of $28 million with no impairment recognized in 2021.

Transportation and Storage

Three months ended September 30, 2021 compared to three months ended September 30, 2020. Our transportation and storage segment reported operating income of $46 million for the three months ended September 30, 2021 compared to operating income of $43 million for the three months ended September 30, 2020. The difference of $3 million in operating income between periods was primarily due to a $4 million decrease in operation and maintenance and general and administrative expenses, and a $1 million decrease in taxes other than income tax, partially offset by a $2 million decrease in gross margin.

Our transportation and storage segment revenues increased $74 million. The increase was primarily due to the following:
Product Sales:
•revenues from natural gas sales increased $81 million primarily due to higher average sales prices,
•revenues from NGL sales increased $3 million due to higher average sales prices, partially offset by lower volumes and
•changes in the fair value of natural gas derivatives, which increased $1 million.
These increases were partially offset by higher realized losses on natural gas derivatives of $7 million.

Service Revenues:
•volume-dependent transportation and storage revenue increased $2 million primarily due to an increase in interstate transported volumes.
This increase was offset by firm transportation and storage services, which decreased $6 million primarily due to interstate contract extensions at lower rates and reductions in contracted capacity on certain intrastate firm transportation agreements.

Our transportation and storage segment gross margin decreased $2 million. The decrease was primarily due to the following:
•higher realized losses on natural gas derivatives of $7 million and
•firm transportation and storage services decreased $6 million primarily due to interstate contract extensions at lower rates and reductions in contracted capacity on certain intrastate firm transportation agreements.
These decreases were partially offset by:
•system management activities increased $5 million,
•volume-dependent transportation and storage revenue increased $2 million primarily due to an increase in interstate transported volumes,
•a $2 million reduction in lower of cost or net realizable value adjustments related to natural gas storage inventories,
•revenues from NGL sales, less the cost of NGLs increased $1 million due to an increase in average NGL prices, partially offset by lower volumes and
•changes in the fair value of natural gas derivatives, which increased $1 million.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $4 million. The decrease was primarily driven by a $3 million decrease in payroll-related costs as a result of lower headcount and a $3 million decrease due to the receipt of previously reserved amounts in allowance for doubtful accounts, partially offset by a $1 million increase due to a decrease in capitalized costs.

Our transportation and storage segment taxes other than income decreased $1 million primarily due to favorable tax assessments.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Our transportation and storage segment reported operating income of $235 million for the nine months ended September 30, 2021 compared to operating income of $159 million for the nine months ended September 30, 2020. The difference of $76 million in operating income between periods was primarily due to a $68 million increase in gross margin and a $8 million decrease in operation and maintenance and general and administrative expenses.

Our transportation and storage segment revenues increased $392 million. The increase was primarily due to the following:
Product Sales:
•revenues from natural gas sales increased $414 million primarily due to higher average sales prices and sales volumes and
•revenues from NGL sales increased $6 million due to higher average sales prices, partially offset by lower volumes.
These increases were partially offset by:
•higher realized losses on natural gas derivatives of $8 million and
•changes in the fair value of natural gas derivatives, which decreased $1 million.
Service Revenues:
•volume-dependent transportation and storage revenues increased $8 million due to an increase in interstate transported volumes and assessed shipper imbalance penalties, partially offset by lower off-system intrastate transported volumes, inclusive of disruptions in natural gas supply associated with Winter Storm Uri and the recognition in 2020 of $1 million of revenue upon the settlement of the MRT rate case with no comparable item in 2021

This increase was partially offset by firm transportation and storage services which decreased $27 million due to the recognition in 2020 of $16 million of previously reserved revenue upon the settlement of the MRT rate case with no comparable item in 2021 combined with interstate contract extensions at lower rates and terminations of certain intrastate firm transportation agreements.

Our transportation and storage segment gross margin increased $68 million. The increase was primarily due to the following:
•system management activities increased $85 million primarily due to higher average natural gas sales prices, less the cost of natural gas,
•volume-dependent transportation and storage revenues increased $8 million due to an increase in interstate transported volumes and assessed shipper imbalance penalties, partially offset by lower off-system intrastate transported volumes, inclusive of disruptions in natural gas supply associated with Winter Storm Uri and the recognition in 2020 of $1 million of revenue upon the settlement of the MRT rate case with no comparable item in 2021,
•an $8 million reduction in lower of cost or net realizable value adjustments related to natural gas storage inventories and
•revenues from NGL sales, less the cost of NGLs increased $3 million due to an increase in average NGL prices, partially offset by lower volumes.
These increases were partially offset by:
•firm transportation and storage services decreased $27 million due to the recognition in 2020 of $16 million of previously reserved revenue upon the settlement of the MRT rate case with no comparable item in 2021 combined with interstate contract extensions at lower rates and terminations of certain intrastate firm transportation agreements,
•higher realized losses on natural gas derivatives of $8 million and
•changes in the fair value of natural gas derivatives, which decreased $1 million.

Our transportation and storage segment operation and maintenance and general and administrative expenses decreased $8 million. The decrease was primarily driven by a $9 million decrease in payroll-related costs as a result of lower headcount and a $3 million decrease in operation and maintenance outside services. These decreases were partially offset by a $3 million increase in loss contingencies and a $1 million increase due to a decrease in capitalized costs.

Condensed Consolidated Interim Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Operating Income	$152	$100	$482	$326
Other Income (Expense):
Interest expense	(41)	(43)	(125)	(136)
Equity in earnings (losses) of equity method affiliate, net (1)	4	(222)	5	(211)
Other, net	1	2	7	7
Total Other Expense	(36)	(263)	(113)	(340)
Income (Loss) Before Income Taxes	116	(163)	369	(14)
Income tax benefit	—	—	—	—
Net Income (Loss)	$116	$(163)	$369	$(14)
Less: Net income (loss) attributable to noncontrolling interest	—	1	2	(6)
Net Income (Loss) Attributable to Limited Partners	$116	$(164)	$367	$(8)
Less: Series A Preferred Unit distributions	9	9	26	27
Net Income (Loss) Attributable to Common Units	$107	$(173)	$341	$(35)
_____________________
(1)See Item 1 Note 8 of Part I for discussion regarding ownership interests in SESH and related equity earnings included in the transportation and storage segment for the three and nine months ended September 30, 2021 and 2020.

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

Net Income (Loss) Attributable to Limited Partners. We reported net income attributable to limited partners of $116 million in the three months ended September 30, 2021 compared to net loss attributable to limited partners of $164 million in the three months ended September 30, 2020. The increase in net income attributable to limited partners of $280 million was primarily attributable to an increase in equity in earnings (losses) of equity method affiliate, net of $226 million, an increase in operating income of $52 million, a decrease in interest expense of $2 million and a $1 million change in net income (loss) attributable to noncontrolling interest, partially offset by a decrease of $1 million in Other, net in the three months ended September 30, 2021.

Equity in Earnings (Losses) of Equity Method Affiliate, net. Equity in earnings (losses) of equity method affiliate, net increased $226 million primarily due to a $225 million impairment of the Partnership’s equity method affiliate investment in the third quarter of 2020.

Interest Expense. Interest expense decreased $2 million primarily due to lower interest rates on the Partnership’s short-term borrowings and lower debt levels.

Other, net. Other, net is primarily comprised of equity AFUDC in the three months ended September 30, 2021 and interest income in the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

Net Income (Loss) Attributable to Limited Partners. We reported net income attributable to limited partners of $367 million in the nine months ended September 30, 2021 compared to net loss attributable to limited partners of $8 million in the nine months ended September 30, 2020. The increase in net income attributable to limited partners of $375 million was primarily attributable to an increase in equity in earnings (losses) of equity method affiliate, net of $216 million, an increase in operating income of $156 million and a decrease in interest expense of $11 million, partially offset by an $8 million change in net income (loss) attributable to noncontrolling interest in the nine months ended September 30, 2021.

Equity in Earnings (Losses) of Equity Method Affiliate, net. Equity in earnings (losses) of equity method affiliate, net increased $216 million primarily due to a $225 million impairment of the Partnership’s equity method affiliate investment in the third quarter of 2020.

Interest Expense. Interest expense decreased $11 million primarily due to lower interest rates on the Partnership’s short-term borrowings and lower debt levels.

Net Income (Loss) Attributable to Noncontrolling Interest. Net income (loss) attributable to noncontrolling interest changed $8 million primarily due to an impairment in 2020 in the Partnership’s Atoka assets of which the Partnership owns a 50% interest in the consolidated joint venture.

Other, net. Other, net is primarily comprised of equity AFUDC for the nine months ended September 30, 2021 and a gain on extinguishment of debt and interest income in the nine months ended September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Reconciliation of Gross margin to Total Revenues:
Consolidated
Product sales	$623	$280	$1,710	$764
Service revenues	333	316	1,003	995
Total Revenues	956	596	2,713	1,759
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	565	250	1,510	653
Gross margin	$391	$346	$1,203	$1,106

Reportable Segments
Gathering and Processing
Product sales	$625	$271	$1,514	$739
Service revenues	214	192	622	592
Total Revenues	839	463	2,136	1,331
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	571	244	1,406	631
Gross margin	$268	$219	$730	$700

Transportation and Storage
Product sales	$157	$79	$624	$213
Service revenues	122	126	390	409
Total Revenues	279	205	1,014	622
Cost of natural gas and natural gas liquids (excluding depreciation and amortization)	154	78	539	215
Gross margin	$125	$127	$475	$407

The following table shows the components of our gross margin.

	Fee-Based (1)
Nine Months Ended September 30, 2021	Demand	Volume- Dependent	Commodity- Based (1)	Total
Gathering and Processing Segment	12%	66%	22%	100%
Transportation and Storage Segment	72%	10%	18%	100%
Partnership Weighted Average	36%	43%	21%	100%
____________________
(1)For purposes of this table, the Partnership includes the value of all natural gas and NGL commodities received as payment as commodity-based.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions, except Distribution coverage ratio)
Reconciliation of Adjusted EBITDA and DCF to net income attributable to limited partners and calculation of Distribution coverage ratio:
Net income (loss) attributable to limited partners	$116	$(164)	$367	$(8)
Depreciation and amortization expense	104	105	313	314
Interest expense, net of interest income	40	43	124	135
Distributions received from equity method affiliate in excess of equity earnings	(3)	1	—	9
Impairment of equity method affiliate investment	—	225	—	225
Non-cash equity-based compensation	4	3	12	10
Change in fair value of derivatives (1)	7	15	36	17
Equity AFUDC and other non-cash items (2)	1	1	(4)	23
Impairments of property, plant and equipment and goodwill	—	—	—	28
Gain on extinguishment of debt	—	—	—	(5)
Noncontrolling Interest Share of Adjusted EBITDA	—	—	—	(9)
Adjusted EBITDA	$269	$229	$848	$739
Series A Preferred Unit distributions (3)	(9)	(9)	(26)	(27)
Distributions for phantom and performance units (4)	(1)	—	(1)	(1)
Adjusted interest expense (5)	(39)	(42)	(122)	(134)
Maintenance capital expenditures	(27)	(31)	(61)	(69)
Current income taxes	—	—	—	1
DCF	$193	$147	$638	$509

Distributions related to common unitholders (6)	$72	$72	$216	$216

Distribution coverage ratio (7)	2.68	2.04	2.95	2.36
____________________
(1)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.
(2)Other non-cash items includes write-downs and gains and loss on sale and retirement of assets.
(3)This amount represents the quarterly cash distributions on the Series A Preferred Units declared for the three months ended September 30, 2021 and 2020. In accordance with the Partnership Agreement, the Series A Preferred Unit distributions are deemed to have been paid out of available cash with respect to the quarter immediately preceding the quarter in which the distribution is made.
(4)Distributions for phantom and performance units represent distribution equivalent rights paid in cash. Phantom unit distribution equivalent rights are paid during the vesting period and performance unit distribution equivalent rights are paid at vesting.
(5)See below for a reconciliation of Adjusted interest expense to Interest expense.
(6)Represents cash distributions declared for common units outstanding as of each respective period. Amounts for 2021 reflect estimated cash distributions for common units outstanding for the quarter ended September 30, 2021.
(7)Distribution coverage ratio is computed by dividing DCF by Distributions related to common unitholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Reconciliation of Adjusted EBITDA to net cash provided by operating activities:
Net cash provided by operating activities	$265	$232	$678	$543
Interest expense, net of interest income	40	43	124	135
Noncontrolling interest share of cash provided by operating activities	—	(1)	(3)	(3)
Current income taxes	—	—	—	1
Equity AFUDC and other non-cash items (1)	—	(2)	(1)	—
Proceeds from insurance	—	1	—	1
Changes in operating working capital which (provided) used cash:
Accounts receivable	55	3	130	(27)
Accounts payable	(53)	(24)	(67)	46
Other, including changes in noncurrent assets and liabilities	(42)	(39)	(49)	17
Return of investment in equity method affiliate	(3)	1	—	9
Change in fair value of derivatives (2)	7	15	36	17
Adjusted EBITDA	$269	$229	$848	$739
____________________
(1)Other non-cash items primarily includes write-downs of assets.
(2)Change in fair value of derivatives includes changes in the fair value of derivatives that are not designated as hedging instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Reconciliation of Adjusted interest expense to Interest expense:
Interest expense	$41	$43	$125	$136
Interest income	(1)	—	(1)	(1)
Amortization of premium on long-term debt	—	—	—	1
Capitalized interest on expansion capital	—	1	2	2
Amortization of debt expense and discount	(1)	(2)	(4)	(4)
Adjusted interest expense	$39	$42	$122	$134

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Partnership’s critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report. The accounting policies and estimates used in preparing our interim Condensed Consolidated Financial Statements for the three months ended September 30, 2021 are the same as those described in our Annual Report.

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

Based on our forecasted volumes, prices and contractual arrangements, we estimate approximately 22% of our total gross margin for the twelve months ended December 31, 2021, is directly exposed to changes in commodity prices, excluding the impact of hedges and contractual floors related to commodity prices in certain agreements.

Our direct exposure to commodity price risk is estimated as the potential loss in value resulting from a hypothetical 10% decline in prices over the next three months. Based on a sensitivity analysis regarding our direct commodity exposure, a 10% decrease in prices from forecasted levels would decrease net income by approximately $4 million for natural gas and ethane and $5 million for NGLs (other than ethane) and condensate, excluding the impact of hedges, for the remaining three months ending December 31, 2021.

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

Based upon the $850 million outstanding borrowings under commercial paper and 2019 Term Loan Agreement as of September 30, 2021, excluding the impact of hedges and holding all other variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our annual interest expense by approximately $9 million. For further information regarding our interest rates, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Beginning February 18, 2021, distributions on the Series A Preferred Units, when declared, are calculated at a floating rate equal to the sum of the three-month LIBOR plus 8.5%. Based upon the $362 million outstanding under the Series A Preferred Units as of September 30, 2021, holding all variables constant, a 100 basis-point, or 1%, increase in interest rates would increase our Series A Preferred Unit annual distributions by $4 million. For further information regarding the Series A Preferred Units, see Note 6 of the Notes to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on such evaluation, our management has concluded that, as of September 30, 2021, our disclosure controls and procedures are designed and effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies to the Partnership’s Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report. No other material changes to such risk factors have occurred during the three months ended September 30, 2021.

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

ENABLE MIDSTREAM PARTNERS, LP
(Registrant)

By: ENABLE GP, LLC
Its general partner

Date:	November 1, 2021	By:	/s/ Tom Levescy
Tom Levescy
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)